Form 10QSB
period 1995-04-09
CUCOS INC
filed 1995-05-24
CIK 731724

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549

                                  FORM 10-QSB

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 9, 1995

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ____________________

Commission file number 0-12701

                           ________________________

                                   CUCOS INC.

             (Exact name of registrant as specified in its charter)

         LOUISIANA                                              72-0915435
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                             Identification No.)

110 Veterans Boulevard, Metairie, Louisiana                       70005
(Address of principal executive offices)                        (Zip code)

Registrant's telephone number, including area code--504-835-0306

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X              NO
     ---                ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,113,747 shares of common stock, no par value, as of April 9, 1995

================================================================================

                                   CUCOS INC.

NOTES TO FINANCIAL STATEMENTS  (UNAUDITED)

1. The Company: Cucos Inc. (the "Company") owns and franchises Mexican restaurants under the name "Cucos". At April 9, 1995, fifteen Company-owned restaurants and six franchised restaurants were in operation.

2. Fiscal Year: The Company uses a 52/53 week year for financial reporting purposes with the Company's fiscal year ending on the Sunday closest to June 30 of each year. Fiscal Year 1995 will end on July 2, 1995, and will consist of one sixteen- week quarter ending October 23, 1994, and three twelve-week quarters ending January 15, 1995, April 9, 1995, and July 2, 1995.

3. The accompanying unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements have been omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the Company's Annual Report for the Fiscal Year ended July 3, 1994. In the opinion of Management, these financial statements contain all normal recurring adjustments necessary to fairly present the financial results for the forty weeks ended April 9, 1995. Operating results for the period shown are not necessarily indicative of the operating results expected for the full fiscal year ending July 2, 1995.

4. During the Comparable Three Quarters, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". As permitted under the Statement, the Company elected not to restate the financial statements of prior years. The cumulative effect as of July 5, 1993, of adopting Statement 109 increased net income in the Comparable First Quarter by $152,000 or $.07 per share. During the Current Three Quarters, management increased the valuation allowance for deferred tax assets by $116,000.

5. During the Second Quarter, there were charges associated with the estimated expenses of the future closure and disposal of four franchised restaurants currently subleased to franchisees (the Closing Charge). The Closing Charge included a $447,292 reserve established for rental costs for which the Company will be responsible during the sale or sublease process. Management expects this process to be completed within twelve months. The Closing Charge also included a $98,267 reserve for asset impairment for the two restaurants where management believes it may not be able to recover all of its costs over the remainder of the lease. In addition, the Closing Charge included a $170,610 provision for amounts believed to be uncollectible from the franchisees due to closures.

Part I--Financial Information
ITEM I.  FINANCIAL STATEMENTS
                                   CUCOS INC.
                                 BALANCE SHEETS

                                                                               April 9, 1995    July 3, 1994
                                                                               -------------    ------------
                                                                                 UNAUDITED
ASSETS
Current Assets
        Cash and Cash Equivalents                                             $    556,640    $     614,835
        Certificates of Deposit                                                     33,000           33,000
        Receivables:
             Trade                                                                 831,570          655,821
             Due from affiliates                                                   225,414          167,181
             Notes receivable from franchisees                                      60,572           74,932
             Less allowance for doubtful accounts                                 (209,616)         (73,058)
                                                                              ------------    -------------
                                                                                   907,940          824,876

        Inventories                                                                237,601          260,044
        Prepaids, deferred taxes and other current assets                          536,514          490,809
        Preopening costs                                                                 0           15,143
        Property held for resale                                                   282,383          326,253
                                                                              ------------    -------------
             TOTAL CURRENT ASSETS                                                2,554,078        2,564,960

Deferred Taxes and Noncurrent Receivables                                          153,044          233,398
Property, Equipment and Other
        Land                                                                       327,000          327,000
        Property and equipment                                                   5,681,832        5,924,318
        Building and leasehold improvements                                      4,129,503        4,228,064
        Reacquired franchise rights                                                575,021          575,021
                                                                              ------------    -------------
                                                                                10,713,356       11,054,403

        Less accumulated depreciation and amortization                           4,804,015        4,913,039
                                                                              ------------    -------------
                                                                                 5,909,341        6,141,364

Investment in LaMexiCo, L.L.C.                                                     250,295          254,763

Deferred Cost, less accumulated amortization                                        28,197           62,593
                                                                              ------------    -------------
                                                                              $  8,894,955    $   9,257,078
                                                                              ============    =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
        Notes payable to banks                                                $    410,700    $     290,000
        Trade accounts payable                                                   1,459,725        1,204,444
        Accrued expenses and other                                                 628,700          519,853
        Accrued payroll                                                            172,850          208,258
        Current portion of long-term debt                                          793,730          937,651
                                                                              ------------    -------------
             TOTAL CURRENT LIABILITIES                                           3,465,705        3,160,206

Long-Term Debt, less current portion                                             2,770,656        2,253,862
Deferred Revenue                                                                    11,000           75,334
Shareholder's Equity
        Preferred Stock, no par value - 1,000,000 shares
             authorized, non issued or outstanding
        Common Stock, no par value - 20,000,000 shares
             authorized, 2,113,747 shares issued and
             outstanding at October 23, 1994 and July 3, 1994                    4,745,585        4,745,585
        Additional paid-in capital                                                  67,849           67,849
        Retained earnings (deficit)                                             (2,165,839)      (1,045,758)
                                                                              ------------    -------------

             TOTAL SHAREHOLDERS' EQUITY                                          2,647,594        3,767,676
                                                                              ------------    -------------
                                                                              $  8,894,955    $   9,257,078
                                                                              ============    =============

SEE NOTES TO FINANCIAL STATEMENTS

Part I--Financial Information

                                   CUCOS INC.
                            STATEMENTS OF CASH FLOWS
                                   UNAUDITED


                                                                    40 Weeks              40 Weeks
                                                                      Ended                Ended
                                                                  April 9, 1995        April 10, 199
                                                                  -------------        -------------
OPERATING ACTIVITIES
   Net Income                                                   $  (1,120,081)       $      274,129
   Adjustments to Reconcile Net Income to
      Net Cash Provided (Used) by
      Operating Activities:
         Depreciation and Amortization                                694,338               792,677
         Deferred Revenue                                             (64,334)               (1,000)
         Loss (Gain) on Sale of Assets                                  1,796                 4,245
         Cumulative Effect of Accounting Change                             0              (152,000)
         Changes in Operating Assets and Liabilities                  433,685              (200,171)
                                                                -------------        --------------

NET CASH PROVIDED
   BY OPERATING ACTIVITIES                                            (54,596)              717,880

INVESTING ACTIVITIES
   Change in Certificate of Deposits                                        0               117,000
   Purchases of Property and Equipment                               (763,016)             (359,089)
   Investment in LaMexiCo, L.L.C.                                       4,470              (250,358)
   Proceeds From Sale of Assets                                       347,338                13,656
   Net (Additions) Reductions to Deferred Costs                        34,936                23,841
                                                                -------------        --------------

NET CASH USED IN INVESTING ACTIVITIES                                (376,272)             (454,950)

FINANCING ACTIVITIES
   Proceeds from Borrowings                                         1,246,438               663,046
   Principal Payments on Borrowings                                  (873,565)             (928,209)
                                                                -------------        --------------

NET CASH PROVIDED (USED) BY FINANCING
   ACTIVITIES                                                         372,873              (265,163)
                                                                -------------        --------------

DECREASE IN CASH AND CASH EQUIVALENTS                                 (57,995)               (2,233)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                                614,835               586,922
                                                                -------------        --------------


CASH AND CASH EQUIVALENTS AT END OF
   PERIOD                                                       $     556,840        $      584,689
                                                                =============        ==============

Part I--Financial Information

                                   CUCOS INC.
                            STATEMENT OF OPERATIONS
                                   UNAUDITED

                                                  12 Weeks        12 Weeks        40 Weeks        40 Weeks
                                                   Ended            Ended           Ended           Ended
                                               April 9, 1995    April 10 1994   April 9, 1995  April 10, 1994
                                               -------------    -------------   -------------  --------------
REVENUES:
   Sales of Food and Beverages               $   4,223,535      $5,052,295      $14,099,663    $ 16,886,552
   Franchise Fees and Royalties                     90,186          79,023          313,832         328,377
   Commissary, Rent and Other Income                67,764         158,284          329,691         360,451
                                             -------------      ----------      -----------    ------------
   TOTAL REVENUES                                4,381,485       5,289,602       14,743,186      17,575,380


COST AND EXPENSES:
   Cost of Sales                                 1,108,381       1,285,063        3,641,086       4,232,946
   Restaurant Labor and Benefits                 1,444,178       1,727,247        4,797,910       5,731,452
   Other Operating Expenses                        541,038         764,004        2,182,511       2,690,365
   Occupancy Costs                                 496,101         608,573        1,659,578       2,009,402
   Preopening Costs                                      0          16,292                0         106,744
                                             -------------      ----------      -----------    ------------
   TOTAL RESTAURANT EXPENSES                     3,589,698       4,401,179       12,281,085      14,770,909

   Operations and Franchise Expenses               289,246         363,172        1,881,493       1,092,397
   Corporate Expenses                              398,435         399,984        1,342,740       1,291,928
   Interest Expense                                102,347          96,389          312,392         298,017
                                             -------------      ----------      -----------    ------------

Income (Loss)  Before Income Taxes and
Cumulative Effect of Accounting Change               1,759          28,878       (1,074,524)        122,129

Income Taxes                                             0               0           45,557               0
                                             -------------      ----------      -----------    ------------

Income (Loss)  Before Cumulative Effect of
Accounting Change                                    1,759          28,878       (1,120,081)        122,129

Cumulative Effect of Accounting Change *                 0               0                0         152,000
                                             -------------      ----------      -----------    ------------

NET INCOME (LOSS)                            $       1,759     $    28,878     $ (1,120,081)   $    274,129
                                             =============     ===========     ============    ============

Weighted Shares Outstanding                      2,105,528       2,204,820        2,144,308       2,182,348
                                             =============     ===========     ============    ============

INCOME (LOSS) PER SHARE:

   Income (Loss) Before Cumulative Effect
      of Accounting Change                         $.00            $.01            $(.52)            $.06
   Cumulative Effect of Accounting Change          $.00            $.00            $ .00             $.07
                                                   ----            ----            -----             ----
   Net Income (Loss) Per Share                     $.00            $.01            $(.52)            $.13
                                                   ====            ====            =====             ====

* Represents nonrecurring impact of adopting FAS 109, Accounting for Income Taxes, during the First Quarter of Fiscal 1994.

Results include fifteen company-owned restaurant in fiscal 1995 and eighteen company-owned restaurants in fiscal 1994.

                      ITEM 2.  MANAGEMENT'S DISCUSSION AND
           ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Revenues and earnings declined for the 12 weeks ended April 9, 1995 (the "Current Quarter"). Revenues declined 17.2% to $4,381,485, from $5,289,602 for the twelve weeks ended April 10, 1994 (the "Comparable Quarter"). Revenues for the Current Three Quarters declined 16.1% to $14,743,186 from $17,575,380 for the 40 weeks ended April 10, 1994 (the "Comparable Three Quarters"). Earnings declined to $1,759 ($.00 per share) in the Current Quarter from $28,878 ($.01 per share) in the Comparable Quarter. A Net Loss of $1,120,081 ($.52 per share) was recorded for the Current Three Quarters compared to Net Income of $274,129 ($.13 per share) for the Comparable Three Quarters.

Sales of Food and Beverages declined to $4,225,535, down 16.4%, from $5,052,295 achieved during the Comparable Quarter. Sales declined between years primarily because there were fifteen Company-owned restaurants in operation during the Current Quarter compared to eighteen in the Comparable Quarter (a 16.7% decline in the number of restaurants). Comparable sales per restaurant for the fifteen restaurants opened more than two years declined 3.9%, due to a number of factors including continued negative effect of gaming in the Louisiana and Mississippi markets, increased competition and the effect of the negative report on Mexican food issued by CSPI.

Sales of Food and Beverages for the Current Three Quarters declined 16.5% to $14,099,663 from $16,886,552 in the Comparable First Three Quarters. The decrease in sales is attributable to three fewer restaurants and a 3.7% decline in comparable sales per restaurant between the Current Three Quarters and the Comparable Three Quarters. Comparable sales per restaurant declined primarily due to the reasons noted above. The two restaurants remodeled during the Second Quarter are experiencing increased sales, and the television advertising in the New Orleans market appears to be successful. However, continued sales softness is being experienced in the markets outside of New Orleans due to the previously noted factors.

Franchise Fees and Royalties increased to $90,186 from $79,023 in the Comparable Quarter. Royalties declined to $43,494 in the Current Quarter from $79,023 in the Comparable Quarter. The decrease in royalties is primarily due to there being six franchised restaurants in the Current Quarter compared to eleven in the Comparable Quarter and lower sales per franchised restaurant. During the Current Quarter $50,000 of franchise related non-recurring income from liquidated damages associated with the cancellation of a License for a franchised restaurant was recorded. There were no Development fee revenues in either the Current Quarter or the Comparable Quarter. There were no License fee revenues in either the Current Quarter or the Comparable Quarter. Two franchised restaurants closed during the Current Quarter.

Franchise Fees and Royalties for the Current Three Quarters decreased to $313,832 from $328,277 in the Comparable Three Quarters. Royalties decreased due to the reasons noted above. Development Fees, including liquidated damages, were $61,000 in the Current Three Quarters compared to $51,000 in the Comparable Three Quarters. License fee revenues were $20,609 in the Current Three Quarters compared to $9,425 in the Comparable Three Quarters. Two franchised restaurants opened in the Current Three Quarters compared to one in the Comparable Three Quarters. Seven franchised restaurants closed during the Current Three Quarters. See previous discussion of economic factors and Note 5 for additional discussion.

Commissary Rent and Other Income declined for both the Current Quarter and Current Three Quarters due to a decline in rental income on the properties held for resale, which were previously subleased to franchisees.

Total Restaurant Expenses declined 18.4% to $3,589,698 in the Current Quarter from $4,401,179 in the Comparable Quarter primarily due to having three fewer
restaurants in operation.   A brief summary of the various components of
Restaurant Expenses as they relate to Restaurant Sales for the Current Quarter versus the Comparable Quarter follows:

                                                                                 Current            Comparable
                         Description                                             Quarter              Quarter
                         -----------                                             -------              -------
                         Cost of Sales                                              26.24%               25.44%
                         Restaurant Labor and Benefits                              34.19%               34.19%
                         Other Operating Expenses                                   12.81%               15.12%
                         Occupancy Costs                                            11.75%               12.05%
                         Preopening Costs                                             .00%                0.31%
                                                                             -------------         ------------
                         Total Restaurant Expenses                                  84.99%               87.11%
                                                                             =============         ============

Total Restaurant Expenses declined 16.6% to $12,281,085 in the Current Three Quarters from $14,770,909 in the Comparable Three Quarters primarily due to having three fewer restaurants in operation. This decrease is consistent with the sales decline previously noted. A brief summary of the various components of Restaurant Expenses as they relate to Restaurant Sales for the Current Three Quarters versus the Comparable Three Quarters follows.

                                                                                Current               Comparable
                         Description                                            Quarter                Quarter
                         -----------                                            -------                -------
                         Cost of Sales                                              25.82%               25.07%
                         Restaurant Labor and Benefits                              34.03%               33.94%
                         Other Operating Expenses                                   15.48%               15.93%
                         Occupancy Costs                                            11.77%               11.90%
                         Preopening Costs                                             .00%                0.63%
                                                                             -------------         ------------
                         Total Restaurant Expenses                                  87.10%               87.47%
                                                                             =============         ============

Operations and Franchise Expenses for the Current Quarter declined 20.3% to $289,246 from $363,172 in the Comparable Quarter primarily due to fewer restaurants. Operations and Franchise Expenses for the Current Three Quarters increased to $1,881,493 from $1,092,397 in the Comparable Three Quarters. Included in the results were charges associated with the estimated expenses with the closure and future disposal of four franchised restaurants currently subleased to franchisees. These closing charges include a $447,292 reserve established for future rental costs, a $98,267 reserve for asset impairment and a $170,910 provision for bad debts for amounts estimated to be uncollectible from these franchisees. The combination of the flood in Macon, Georgia, the effect of casino gambling on the Bossier City restaurant, and the effect of the CSPI report on Mexican food contributed to a significant reduction in franchise profitability during the Current Quarter and Current Three Quarters.

Corporate Expenses for the Current Quarter declined to $398,435 from $399,984 in the Comparable Quarter. Corporate Expenses for the Current Three Quarters increased 3.9% to $1,342,740 from $1,291,928 in the Comparable Three Quarters primarily due to higher marketing research and legal expenses.

Interest Expense for the Current Quarter increased to $102,347 from $96,389 in the Comparable Quarter primarily due to higher debt levels between years. Interest Expense for the Current Three Quarters increased to $312,392 from $298,017 in the Comparable Three Quarters due to higher average debt levels between years and higher interest rates on floating rate debt.

No income tax expense has been recorded in the Current Quarter or Comparable Quarter because of utilization of prior year net operating losses and tax credit carry-forwards. During the First Quarter of Fiscal 1994, the Company adopted FAS 109, Accounting for Income Taxes, which resulted in a non-recurring cumulative effect adjustment of $152,000 or $.07 per share.

LIQUIDITY AND CAPITAL RESOURCES

At April 9, 1995, the Company had cash and cash equivalents and certificates of deposit of $589,640 compared to $647,835 at the end of fiscal 1994 and $617,689 as of April 4, 1993.

The current ratio was .74 at the end of the Current Quarter compared to .81 at the end of fiscal 1994, and .83 at the end of the Comparable Quarter. At the end of the Current Quarter there was an additional $110,000 of construction line financing in comparison to the end of the Comparable Quarter. In addition, the reserve for future rents for the four restaurants to be sold or subleased was $348,969 at the end of the Current Quarter and was classified as part of Accrued Expenses and Other.

Capital expenditures were $763,016 and consisted primarily of expenditures associated with remodeling the Slidell, Metairie, and Gretna locations. Capital expenditures of $359,059 were primarily for normal replacements in fiscal 1994. During the First Quarter of fiscal 1995, the Company completed the sale of its Gainesville restaurant resulting in $347,338 of proceeds.

Long-term Debt increased to $2,770,656 at the end of the Current Quarter compared to $2,253,862 at the end of fiscal 1994 and $1,993,780 at the end of the Comparable Quarter. The long-term debt/equity ratio increased to 1.05 to
1.00 at the end of the Current Quarter from .60 to 1.00 at the end of the last fiscal year. During fiscal 1995 the Company negotiated about $300,000 of principal due during the next 18 months to long-term. These renegotiations in conjunction with long-term financing for the remodels were the primary reasons for the increase in long-term debt.

Since its inception in 1981, the Company's principal sources of capital have been the funds provided by operations, funds from offerings of common stock, and proceeds from long-term borrowings.

To fund expansion and major remodels the Company will rely primarily on landlord financing and the issuance of long-term debt in the form of long-term notes or capital leases.

PROSPECTIVE INFORMATION

Sales trends in the casual dining category and Mexican Segment remain negative on a national basis. The remodeling of company-owned restaurants and television advertising campaigns in southern Louisiana appear to be improving sales per restaurant, while declining sales in outlying markets are offsetting these favorable developments. During Period 11 (the first period of the Fourth Quarter), comparable sales per restaurant declined at a rate of one-half of that of the Third Quarter.

During the first week of Period 12 (the second period of the Fourth Quarter), major flooding occurred in the Company's New Orleans and Gulf Coast markets. While damage was minimal, the Company lost sales for lunch or dinner at five Company locations and one franchised location during the inclement weather. Also, during the First Period of the Fourth Quarter, Harrah's opened their temporary casino and two additional gaming facilities opened in New Orleans. Increases in the number of gaming establishments have historically hurt sales of Cucos restaurants in proximity to the gaming operations. In addition, the higher produce prices due to flooding in northern California that adversely affected gross profit in the Third Quarter will continue to negatively affect profits during the Fourth Quarter.

To help offset these negative factors, the Company intends to continue its remodeling program during the Fourth Quarter. Each remodel will cost between $50,000 and $100,000. Start-up costs and the cost of having each restaurant closed for one week during construction will adversely affect earnings by $10,000 - $20,000 per restaurant remodeled. Three remodels are scheduled to be completed during the Fourth Quarter of fiscal 1995.

The Company also entered into a Sublease for the Macon restaurant with an independent restaurant operator. In addition, the Company settled all of its outstanding receivables from the former franchisee operating this location. The net effect of these two actions will have an immaterial effect on earnings during the Fourth Quarter.

All these factors add uncertainty in predicting sales and the level of corporate results. Based on current trends, management believes that an operating loss will be recorded during the Fourth Quarter. Management will continue to attempt to renegotiate the terms of its debt in order to defer the principal payments on its debt to offset the negative effect of the operating losses on liquidity. The Company will introduce two new appetizers, several new drinks and several new entrees during the Fourth Quarter, and is considering additional cost saving actions to be implemented before the end of the fiscal year.

Part II-Other Information


ITEM 1.  LEGAL PROCEEDINGS.
         None

ITEM 2.  CHANGES IN SECURITIES.
         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         None

ITEM 5.  OTHER INFORMATION.
         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
     a.  Exhibits.
         None

     b.  Reports on Form 8-K.
         None

                                   CUCOS INC.


                                   SIGNATURE


                 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CUCOS INC.
                                    (Registrant)




Date May 23, 1995                         /s/ Thomas J. Sandeman
                                    BY:   Thomas J. Sandeman
                                          Vice President-Finance and Treasurer
                                          Chief Financial Officer

                  Exhibit Index



Ex.               Description

27                Financial Data Schedule