Form 10KSB
period 1995-07-03
CUCOS INC
filed 1995-09-28
CIK 731724

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-KSB

       (Mark One)

       /X/     Annual Report under Section 13 or 15(d) of the
               Securities Exchange Act of 1934 (Fee Required)
                   for the fiscal year ended July 2, 1995

       / /   Transition report under Section 13 or 15(d) of the
          Securities Exchange Act of 1934 (No Fee Required) for the
             transition period from ____________ to ___________

Commission file number 0-12701

                                 CUCOS INC.
            (Exact name of Small Business Issuer in its charter)

               Louisiana                                       72-0915435
    (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                          Identification No.)

     110 Veterans Blvd., Suite 222                                  70005
          Metairie, Louisiana                                     (Zip Code)
(Address of principal executive offices)

                 Issuer's telephone number:  (504) 835-0306
         Securities registered under Section 12(b) of the Act:  None
            Securities registered under Section 12(g) of the Act:
                         Common Stock, no par value
                              (Title of Class)

         Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      X       No
        ---         ---

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                                              ---

Issuer's revenues for its most recent fiscal year:  $19,541,109

         Aggregate market value (based on the average bid and asked prices in the over the-counter market) of the voting stock held by non-affiliates of the Registrant as of September 5, 1995: approximately $1,421,561.

         Number of shares outstanding of each of the Issuer's Classes of common stock as of September 5, 1995: 2,113,747 shares of Common Stock, no par value.

                      Documents Incorporated By Reference.

         Portions of the Registrant's 1995 Annual Report to Shareholders (the "1995 Annual Report") are incorporated by reference into Part II, and portions of the definitive Proxy Statement for the 1995 Annual Meeting of Shareholders (the "1995 Proxy Statement") are incorporated by reference into Part III.

                                  INTRODUCTORY

         Definition. Except where the context indicated otherwise, the following terms have the following respective meanings when used in this Annual
Report: the "Registrant" means Cucos Inc. and the "Fiscal Year" means the 52 weeks ended July 2, 1995, which is the year for which this Annual Report is filed.

         Presentation and Dates of Information. The Item numbers appearing in this Annual Report correspond with those used in Securities and Exchange Commission Form 10-KSB (and, to the extent that it is incorporated into Form 10-KSB, the letters used in the Commission's Regulation S-B) as effective on the date hereof, which specifies the information required to be included in Annual Reports to the Commission. The information contained in this Annual Report is, unless indicated to be given as of a specified date or for a specified period, given as of September 30, 1995. In computing the aggregate market value of the Registrant's voting stock held by non-affiliates disclosed on the cover page to this Annual Report, the following stockholders were treated as affiliates: all officers and directors of the Registrant; any person owning more than 10% of the Registrant's Common Stock; and Mrs. Vincent
J. Liuzza, Sr.

                                     PART I

Item 1.          Business

                 The Registrant, which was organized in March 1981 by Vincent
J. Liuzza, Jr., Chairman of the Board and President of the Registrant, and other members of the Liuzza family, operates and franchises full-service restaurants serving moderately priced Sonoran and Tex-Mex Mexican appetizers and entrees and complementary alcoholic beverages. The first Cucos restaurant opened in a suburb of New Orleans (Metairie) in June 1981. At fiscal year end on July 2, 1995, 22 restaurants were operating under the Cucos name, 15 of which are owned by the Registrant and 7 by franchisees. There were twenty-seven and thirty-one total restaurants in operation at the end of fiscals 1994 and 1993.

                 During the fiscal year ended July 4, 1993, the Registrant continued with its development of its "Cucos Border Cafe" concept, opening one Cucos Border Cafe in Houma, Louisiana, and remodeling two additional Registrant-owned restaurants to Border Cafes. Two existing franchisee-owned restaurants were also remodeled to Border Cafes. During that fiscal year, one franchised restaurant, which was not operating as a Border Cafe, closed due to a combination of operating problems and local market conditions.

                 During the fiscal year ended July 3, 1994, Registrant experienced a decline in comparable sales per restaurant after nine (9) consecutive years of increases. Casino gambling on the Gulf Coast adversely affected results, as did a myriad of openings by indirect competitors in multiple markets. In addition, the Registrant opened one new Border Cafe restaurant in the New Orleans market, which temporarily affected the sales of two other restaurants in New Orleans. To offset these negative trends for the future, the Registrant began work on its first television commercial and instituted a major consumer research effort.

                 During the fiscal year ended July 2, 1995, the Company experienced a 1.7% decline in comparable sales per restaurant. The proliferation of casino gaming in Louisiana and Mississippi continue to adversely affect the Company's sales and profitability. Additional gaming facilities are planned for both Louisiana and Mississippi. The second competitive factor hurting sales and profits was the negative study on Mexican food by the Center for Science in the Public Interest (CSPI), which affected the complete Mexican Segment. Well known large Mexican chains such as Chi-Chis and Pancho's have also reported significant declines in comparable sales per restaurant during the last twelve months. The third competitive factor is the continued expansion of Mexican items at other casual dining restaurants. In addition, the casual segment of the restaurant industry has moved from using primarily word-of-mouth and radio advertising to television.

                 To counteract these trends, management instituted a program to competitively reposition the Cucos concept by:

                 o Accelerating the remodeling of all Company and franchised restaurants.

                 o Modestly reducing prices to ensure there were sufficient number of choices at lower price points for our guests.

                 o Intensifying advertising, including the development of the Company's first television campaign.

                 These actions were mostly completed during the Third And Fourth Quarters. Comparable sales per restaurant for company-owned locations INCREASED 4.7% for the Fourth Quarter of fiscal 1995. This is the first quarterly increase in comparable sales per restaurant in almost two years.

         NARRATIVE DESCRIPTION OF BUSINESS

         REGISTRANT-OWNED RESTAURANTS

                 General. Cucos restaurants are full-service restaurants which serve a limited menu of Sonoran and Tex-Mex Mexican appetizers and entrees at moderate prices. The Registrant's specialties are the "Chimichanga", the "Wild Tostada", the "Super Taco", the "Alotta Enchilada", the "Burrito Supreme" and "Fresh-itas", Cucos' version of fajitas. The restaurants also offer the more traditional tacos, tamales, tostadas, enchiladas, fajitas and burritos. Most of the dishes are served with Cucos Special Sauce, a spicy beef stock-based sauce which is prepared by the Registrant from its own secret recipe. The menu also offers various combination platters; various appetizers, including the "Macho Nacho", avocado, guacamole and taco salads; half-pound "El Hamburgers" served with french fries; a deep fried ice cream and banana chimichanga desserts. In addition, during fiscal 1992 the Registrant introduced its new "Heart Healthy" menu which was developed in conjunction with Ochsner Hospital of New Orleans. The "Heart Healthy" menu selections have reduced calories, fat content and cholesterol without sacrificing flavor. The restaurants also serve a variety of alcoholic beverages, including American and Mexican beer and the Registrant's own special-recipe Margaritas, Strawberry Margaritas, Pina Coladas, Strawberry Coladas and Sangria. The restaurants are open seven days a week from 11 a.m. until midnight.

                 The Registrant emphasizes the freshness and quality of its food and beverages, the size of its portions and its plate presentations. The Registrant's menu items are designed to appeal to the American palate. Fresh ingredients are used in preparing the menu items. The Registrant uses a higher quality beef than the traditional hamburger meat or shredded beef used in many Mexican restaurants.

                 Food sales account for approximately 78% of revenues at the fifteen Registrant-owned restaurants operated in fiscal 1995, with alcoholic and other beverages representing approximately 22%. Special Luncheon menu items range in price from $3.99 to $6.95. The prices of the specialty and combination dinner items range from $5.95 to $8.95. The per person average check, including beverage for fiscal 1995, is $9.87 and the average dining time per table is approximately 45 minutes.

                 The restaurants are decorated with an abundance of cactus plants and distinctive neon decorations intended to create a Southwestern motif. Employees are encouraged to provide friendly service to each restaurant guest. Management believes that the restaurants have a casual, festive atmosphere which appeals particularly to adults between the age of 20 and 50.

                 Restaurant Management and Supervision. Each restaurant is operated in accordance with uniform standards set by management relating to the preparation and service of food and drink, appearance and conduct of employees, and cleanliness of facilities. Food and beverage products are periodically tested for quality and uniformity of portions. In accordance with the Registrant's standards, each restaurant is run by a general manager, assisted by two managers, a kitchen supervisor, a service supervisor and a bar supervisor. At least one manager is on duty during all serving periods. Each of Registrant's restaurant general managers receives, in addition to a salary, incentive compensation calculated as a percentage of sales in excess of a predetermined base level.

                 The Registrant's long-term expansion plans require it to develop additional trained general managers. The Registrant requires candidates for general manager to undergo a thorough training program designed to familiarize them with all aspects of the Registrant's operations. A candidate serves as an assistant manager before becoming a general manager. Persons selected for training as general managers normally have several years of food service experience.

                 Expansion Program. During fiscal year 1996, the Registrant will consider acquisition of other sites or franchisee-owned restaurants as they come available. The primary growth in sales for fiscal 1996 will be accomplished by increasing comparable sales per restaurant through remodeling of existing restaurants.

                 The Registrant is planning for expansion of the Cucos system over the long-term. In this connection, the Registrant is currently studying the population densities, traffic patterns, income levels, competition and comparative cost structures for other suitable sites. The Registrant also intends to expand by further franchising. See "Franchised Restaurants" below.

                 The ability of the Registrant or a franchisee to open a new restaurant will depend on locating satisfactory sites, the availability of bank and lease financing at acceptable terms, having sufficient working capital, obtaining adequate property, casualty and liquor liability insurance coverages at a reasonable cost, securing appropriate local government permits, licenses and approvals, and on the capacity of the Registrant or a franchisee to supervise construction and to recruit and train management personnel. Such factors may cause a delay in the Registrant's planned development schedule.

                 The Registrant believes that its development plan of controlled growth will occur in the Southeastern United States. The Registrant expects in most cases to locate Registrant-owned and franchised restaurants in high traffic, high growth areas of commercial or residential concentration, at or near shopping centers. Registrant-owned and franchised restaurant sites will be judged by the Registrant's executive management against certain criteria as to population density, income levels, amount of competition, ingress/egress and traffic patterns.

                 The Registrant believes that there are a number of existing restaurant facilities which have either closed or are currently operating at a loss or at marginal levels of profitability. The Registrant believes that a number of these units may be suitable for conversion to a Cucos restaurant and can be leased or purchased at attractive prices. The Registrant's strategy for expansion (with respect to both Registrant-owned and franchised restaurants), therefore, is primarily to locate units of this type rather than to follow the strategy of most specialty restaurant chains, which has been to construct new restaurant facilities on land owned or leased by the chain or to enter build-to-suit arrangements under which new facilities are built to the specifications of the chain. In addition to the economic benefits of the Registrant's strategy, such strategy may substantially reduce the delay between the site selection and the opening of a new restaurant and may allow the Registrant to gain entry into densely-populated suburban and urban markets in which land is either not available for the construction of new restaurants or, if available, is prohibitively expensive. The Registrant's expansion strategy may, however, subject it to the same adverse factors that caused the existing facility to operate marginally or unprofitably prior to being converted to a Cucos restaurant. The Registrant intends to combat these adverse factors by providing food and service, in renovated facilities, that will appeal to the available customer base.

                 The Registrant estimates that the initial investment that will be required in leasing an existing restaurant facility and converting it for operation as a Registrant-owned restaurant will be between $550,000 and $740,000. A new (rather than existing) leased facility could involve substantially higher costs for leasehold improvements.

                 When a new Registrant-owned restaurant is opened, the Registrant temporarily transfers experienced personnel from one or more of its existing restaurants to the new restaurant. Prior to opening, personnel at the new location undergo intensive training, which includes several pre-opening events at which test meals are served.

                 The success of the Registrant's expansion program will depend on, among other factors, capital availability, whether the Registrant is able to attract and retain sufficient qualified, experienced managers and assistant managers, and whether management will be able to ensure that Registrant-owned and franchise restaurants operate in accordance with the Registrant's standards.

                 Purchasing. Management believes that centralized purchasing is advantageous to the Registrant in that it has allowed it to take advantage of certain volume discounts. Fresh produce, beverages and certain other items are purchased by each Registrant-owned restaurant from local wholesalers. The Registrant believes that satisfactory local sources of supply are generally available for all of the other items it regularly uses in its restaurants.

                 Insurance. Insurance costs have risen considerably in the restaurant business, especially for those restaurants with liquor licenses. The Registrant carries fire and casualty insurance on its Registrant-owned restaurants and liability insurance in amounts which management feels is adequate for its operations.

                 Marketing. The Registrant advertises primarily by television advertising. Its advertising promotes the name "Cucos" and emphasizes quality dining in a festive atmosphere at moderate prices. Periodically, print and radio advertising are also used to advertise special events and promotions.

                 In the summer of 1994, the Center for Science in the Public Interest (CSPI) published a report to the effect that Mexican food contained unhealthy amounts of fat, salt and cholesterol. To counter the negative publicity generated by the publication of this report, the Registrant emphasizes the health benefits of its "Heart Healthy" selections, which it believes gives Registrant a competitive edge over those Mexican restaurants which do not offer comparable menu selections.

         FRANCHISED RESTAURANTS

                 Subsequent to year-end, the Company granted development rights to construct five franchised restaurants in the State of Louisiana during the next seven years. At the present time, the Registrant is offering franchises on a selective basis. No assurances can be given as to the number of franchise development areas that will be sold during the fiscal year 1996 or the impact of development fee revenues upon the Registrant's profitability and cash position during fiscal year 1996.

                 The development agreements generally obligate the developer to construct a specified number of Cucos restaurants within the licensed territory. The restaurants may be either new restaurants or conversions of existing restaurants, although the Registrant encourages franchisees to convert existing restaurants whenever possible (see "Expansion Program"). A developer must open new Cucos restaurants within the development territory in accordance with the schedule set forth in the development agreement. If a developer fails to open restaurants in accordance with the schedule, generally the Registrant may notify the developer that it is in default under the development agreement and may terminate the agreement 30 days thereafter if the default has not been cured.

                 Generally, a development agreement expires three years after the latest date set forth in the development schedule. During the first year after completion of the schedule, the Registrant is prohibited from either opening a Cucos restaurant or granting a franchise to someone other than the developer to establish a Cucos restaurant within the licensed territory. If during the second and third year after the completion of the schedule, the Registrant desires to establish additional restaurants within the licensed territory, the developer for that area has a right of first refusal to enter into additional development agreements with respect to such additional restaurants so long as the developer is in compliance with the then existing development agreement. If the developer exercises its right of first refusal, the developer is required to pay the fees for each restaurant then being charged to new developers. Upon expiration of the development agreement, the Registrant may open Registrant-owned restaurants in the previously licensed territory or grant franchises to other persons to open additional franchised restaurants in the previously licensed territory.

                 Development agreements provide for the payment of an initial nonrefundable development fee by the developer upon execution of the agreement. The development fee with respect to development agreements is generally $15,000 per restaurant up to five restaurants and $10,000 per restaurant thereafter. The Registrant anticipates that the amount of the development fee with respect to future development agreements will be based upon the size and nature of the area covered by the development agreement.

                 Prior to the acquisition of a site for a restaurant in the licensed territory, the developer must submit to the Registrant certain information concerning the site and certain market information. Upon the Registrant's approval of the site, the developer is required to enter into a license agreement with the Registrant with respect to the restaurant to be developed under the development agreement.

                 The license agreements generally have terms of 20 years from the date of their execution. However, if the license agreement pertains to a franchised restaurant that is leased, the license agreement terminates upon the earlier of 20 years from the commencement date of the lease or upon the termination or expiration of the primary term of the lease, plus any options to renew the lease.

                 Generally franchisees are required to pay to the Registrant under the license agreement a continuing royalty fee equal to 4% of gross revenues at the restaurant. In addition, franchisees are required to pay a continuing monthly contribution to an advertising materials fund equal to .5% of gross revenues at the restaurant and if a national advertising fund or a regional advertising fund applicable to the franchisee's region is established by the Registrant (the Registrant has not done so to date), the franchisees must also pay to the Registrant continuing monthly contributions, for use by such funds, equal to amounts not to exceed 1% and 2% of gross revenues of the restaurant, respectively, for the national media fund or the regional advertising fund in the franchisee's region. The Registrant has not established a national or regional advertising fund and accordingly has not required contributions for such funds.

                 The license agreement provides that the franchisees will comply strictly with the Registrant's standards, specifications, processes, procedures, requirements and instructions regarding the operation of the franchisee's restaurant. The Registrant is obligated to provide initial training programs for franchisees and to provide personnel for on-site assistance in opening each franchised restaurant. The Registrant has the right to approve the person designated by the franchisee to have overall supervisory authority over franchised restaurant operations or, if no such overall operations manager is designed, to approve each restaurant general manager.

                 Franchisees purchase food products and restaurant supplies conforming to Registrant's specifications from independent suppliers.
Alternate sources of these items are generally readily available. The Registrant may sell equipment, food or supplies to franchisees upon request, but otherwise does not intend to do so. The Registrant continues to sell a small amount of proprietary advertising materials and confidential recipe spice packs to franchisees. The Registrant anticipates continuing these sales.

         ADMINISTRATION AND RELATED MATTERS

                 L.B.G., Inc. (formerly Sizzler Family Steak Houses of Southern Louisiana, Inc.) ("L.B.G.") is a company owned by Vincent J. Liuzza, Jr., the President and Chairman of the Board of the Registrant, David M. Liuzza, a former officer of the Registrant, and Mrs. Vincent J. Liuzza, Sr., (as executrix of the Succession of Vincent J. Liuzza, Sr.) a principal shareholder of the Registrant. Until February, 1994, L.B.G. operated a franchised Cucos restaurant.

                 Under an agreement with L.B.G. dated as of October 1, 1983, the Registrant provides bookkeeping, accounting and similar administrative services to L.B.G., which pays the Registrant for a portion of the expenses of providing these services based on L.B.G.'s proportionate share of the aggregate gross sales of L.B.G. and the Registrant. As of July 2, 1995, these costs total about $25,015 per four-week period. Under the above formula, L.B.G. currently pays the Registrant for about 2.2% of these costs, and the Registrant bears the remaining 97.8%. For fiscal 1995, approximately $7,000 of these costs were allocated to L.B.G. The Registrant believes that the terms of this arrangement with L.B.G. are at least as favorable to it as could be negotiated with a third party.

                 The Registrant and L.B.G. also share rental expenses based upon the square footage of the building occupied by each of them. Under that formula, the Registrant paid approximately 95% of the building rental and L.B.G. bore the remaining 5%. In the Fiscal Year ended July 2, 1995, the Registrant paid rent of $102,405 and L.B.G. paid $4,899.

         EMPLOYEES

                 At July 2, 1995, the Registrant-owned restaurants employed approximately 829 part-time and full-time persons, of which 50 were managers and assistant managers, all of whom are full-time. In addition, 23 persons were employed at the Registrant's executive office. The Registrant endeavors to control its employee turnover rate by offering to all full-time restaurant employees certain paid benefits, including life insurance, health insurance and vacation. None of the Registrant's employees are represented by a labor union. The Registrant has experienced no work stoppages attributable to labor disputes and considers its employee relations to be satisfactory.

         COMPETITION

                 The restaurant business is highly competitive and is often affected by changes in taste and eating habits, by local and national economic conditions affecting spending habits, and by population and traffic patterns. The Registrant believes that the quality and price of food products are the principal means of competition in the restaurant industry. Also of importance are site locations, quality and speed of service, cleanliness, advertising and attractiveness of facilities.

                 The Registrant presently competes directly with Casa Garcia, El Patio, Jalapeno's and Chili's at its Metairie locations; with Dos Gringo's at its Westbank location; with El Chico at its Alexandria and Monroe locations; with Vera Cruz and Vaquero's at its New Orleans location; and with Chili's and several independent Mexican restaurants at its other locations. Each location also competes with numerous restaurants offering other types of moderately-priced foods and beverages, as well as Mexican appetizers and entrees. Many of these restaurants are nationally or regionally-known chain operations which operate more restaurants and have greater financial resources and greater name recognition than the Registrant.

                 In addition, gaming operations often offer food at discounted or below cost prices which provide a new level of indirect competition in the Registrant's Louisiana and Mississippi markets.

         GOVERNMENT REGULATION

                 Each of the Registrant's restaurants is subject to licensing and regulation by state liquor control boards and the state police in Louisiana, and by municipal health, sanitation, safety and fire department agencies. The Registrant expects that liquor sales and video poker revenues will account for a significant portion of the Registrant's revenues. During 1995 liquor sales and video poker commissions accounted for about 16.4% and 2.8% of revenues, respectively. The loss of an existing liquor license or video poker license or the inability to obtain a liquor or video poker license at a new restaurant would adversely affect the Registrant's operations at that restaurant. There has been discussion in the media about the possibility of the authority to issue video poker licenses moving from the State to local communities. To the Registrant's knowledge, no legislation has been proposed to affect this change. However, if such legislation were proposed and passed, each local community where the Registrant's restaurants are located would have the option to ban video poker, which would have an adverse affect on any restaurants in that community.

                 The Registrant is also subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime, and other working conditions. Many of the Registrant's food service personnel are paid at rates related to the minimum wage and, accordingly, increases in the minimum wage increase the Registrant's labor costs.

                 The Registrant is also subject to the provisions of Americans with Disabilities Act. The Registrant has remodeled its restaurants to meet these requirements where necessary.

                 The Registrant's franchise operations are subject to a variety of laws regulating the marketing of franchises. Federal Trade Commission regulations impose certain disclosure requirements on persons engaged in the business of offering franchises. States in which the Registrant offers franchises also may have franchising laws that require registration prior to the offering of franchises for sale in those states or that afford franchisees substantive rights, including limiting the circumstances under which franchises may be terminated.

         MISCELLANEOUS

                 Customers. No material part of the Registrant's business is dependent upon a single customer, or a very few customers, the loss of any one of which would have a material adverse effect on the Registrant. No single customer accounts for as much as 10% of the Registrant's total revenues.

                 Seasonality. The Registrant's results are impacted by seasonality. Usually the highest sales periods occur in late Spring and Summer, with sales declining in the Fall and Winter. This is especially true for the Gulf Coast restaurants where sales are more dependent on tourism.

                 Service Marks and Trademarks. The Registrant is the owner of United States Service Mark Registrations Nos. 1,509,612, dated October 18, 1988, for the mark CUCOS; and 1,733,801 dated November 17, 1992, for the mark CUCOS BORDER CAFE and DESIGN. The Registrant is also the owner of United States Trademark Registrations Nos. 1,405,169, dated August 12, 1986, for the mark FRESH-ITAS (Cucos' version of fajitas) and 1,465,729, dated November 17, 1987, for the mark FRESH-ITA NACHOS (Cucos' version of fajita nachos). Those registrations which issued prior to November 16, 1989, have an effective term of 20 years and those issued on or after November 16, 1989, have an effective term of 10 years, unless sooner terminated by law, and all may be renewed for successive terms so long as the marks continue to be used by Registrant in interstate commerce for the specified services or goods. The Registrant has a pending application for the mark CUCOS MEXICAN CAFE & DESIGN, the mark of which has been approved by the Examiner for publication in the Official Trademark Gazette; and the Registrant has filed an application for the mark THE TASTE TO MAKE YOU SAY OLE. The Registrant also owns a service mark registration as issued by the State of Louisiana, dated July 14, 1987, for the name CU-CO's. This registration is effective for a term of 10 years and may be renewed for successive terms. All of these registrations are valid and subsisting. In addition, Registrant is the owner of Copyright Registrations for its Cucos Power Manual and Video, dated November 4, 1988.

Item 2.          Properties.

                 The following table summarizes certain information concerning Registrant-owned restaurants located in facilities that are leased from others as of September 1, 1995.

                                                                                               Lease
                                                        Size      Dining         Lease         Option(s)
 Location                 Opened/Acquired             (Sq. Ft.)   Capacity       Expires       Through
 --------                 ---------------             ---------   --------       -------       -------
 New Orleans -
    Metairie              June 1981                     4250      136            1997               2017
 Biloxi, MS               April 1982                    5600      159            1997               2032
 New Orleans -
    Westbank              September 1983                4800      147            1998*              2010
 Monroe, LA               June 1984                     4284      146            1999**             2019
 Slidell, LA              November 1984                 4200      139            2008***            2018
 Alexandria, LA           March 1985                    5040      143            2000               2015
 New Orleans -
    Uptown                November 1985                 4539      120            2000               2015
 Pascagoula, MS           December 1989                 5160      130            2011               2021
 Hammond, LA              July 1990                     6062      130            1996               2002
 Tallahassee, FL          July 1991                     5258      160            1998               2023
 Birmingham, AL           March 1992                    4560      150            2006               2012
 Houma, LA                September 1992                6000      148            2007               2027
 Birmingham, AL           February 1993                 5000      160            1996               2016
 Montgomery, AL           February 1993                 5100      170            1997               2007

     * Exercised Second Three-year option after expiration of first option in 1995.
    **     Exercised Second Five-year option after expiration of first option in 1994.
   ***     Lease Amendment executed 6/14/93; term 15 years.

                 The New Orleans-Westbank location, the Slidell location and the second Birmingham and Montgomery, Alabama, locations are in strip shopping centers. The Hammond, first Birmingham and Houma locations are in shopping malls. Eleven locations are free-standing buildings. The restaurant leases require the Registrant to pay real estate taxes, insurance and utilities, and to bear repair, maintenance and other expenses normally borne by the lessee under a triple net lease. The Company owns the land and building of its Pensacola restaurant.

Item 3.          Legal Proceedings.

                 As previously reported by the Registrant, on May 2, 1991, the Court of Appeals of Tennessee affirmed the dismissal, without prejudice, by the Chancery Court of Shelby County, Tennessee, of a complaint styled Tennsonita (Memphis), Inc., et al. v. Cucos Inc. (Civil Action No. 98110-1), filed against the Registrant by Tennsonita (Memphis), Inc., Tennsonita Realty, Inc., Joseph Files, Donald M. Quinn, III, Jerome F. Moeller and James A. Moeller. The plaintiffs had asserted claims against the Registrant for, among other things, misrepresentation, breach of contract, fraud and unfair trade practices in the marketing and sale to the plaintiffs of franchise development rights for the state of Tennessee, and in the operating support that the Registrant provided to the plaintiffs in connection with the development of their restaurant in that territory. The complaint also alleged that the Registrant breached an agreement with the plaintiffs to purchase plaintiffs' restaurant and development rights. The relief sought by the plaintiffs included specific performance of the alleged purchase agreement, compensatory damages in excess of $1.6 million, punitive damages, treble damages pursuant to the Tennessee Consumer Protection Act (the "Act"), and attorney's fees pursuant to the Act. On April 12, 1990, the Chancery Court granted the Registrant's motion to dismiss, without prejudice, the plaintiffs' claim on the grounds that it had to be brought in a Louisiana forum pursuant to a contract between the parties.

                 Also as previously reported by the Registrant, on April 11, 1990, the plaintiffs filed a complaint in the 24th Judicial District Court for the Parish of Jefferson, Louisiana, against the Company and, as an additional defendant, its President and Chairman of the Board of Directors, Vincent J. Liuzza, Jr., entitled Tennsonita (Memphis), Inc. v. Cucos Inc. (case no. 397857-5). The allegations contained therein are substantially similar to those asserted in the dismissed Tennessee complaint. The relief sought by plaintiffs includes actual damages, in an amount to be proven at trial, together with attorney's fees, costs, legal interest, and such other relief as the Court may deem appropriate. The Registrant and Mr. Liuzza initially filed certain exceptions to plaintiffs' suit, seeking, among other things, dismissal of the suit. The District Court overruled these exceptions. However, the Registrant and Mr. Liuzza presently have pending two additional exceptions, which have not yet been argued. If these exceptions are ruled favorably upon by the District Court, the plaintiffs' case would be dismissed by the District Court, subject to plaintiffs' right to appeal such a decision. There has been no activity in this litigation for more than two years. On August 3, 1992, however, plaintiffs advised Registrant that they had closed the restaurant in Memphis, Tennessee, which closure was necessitated by the continuing damages and losses suffered by Tennsonita as alleged in the lawsuit. The Registrant believes the plaintiff's claims are groundless.

Item 4.          Submission of Matters to a Vote of Security Holders.

                 No matters were submitted to a vote of the Registrant's security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the Fiscal Year.

                                    PART II

Item 5.          Market for the Registrant's Common Stock and Related
                 Shareholder Matters.

                 Reference is made to the information concerning the market for the Registrant's common stock, no par value, and related shareholder matters appearing on page 14 of the 1995 Annual Report. Such information is incorporated herein by reference to the 1995 Annual Report.

Item 6.          Management's Discussion and Analysis or Plan of Operation.

                 Reference is made to "Management's Discussion and Analysis of Results of Operation and Financial Condition" appearing on pages 5 through 9 of the 1995 Annual Report. Such information is incorporated herein by reference to the 1995 Annual Report.

Item 7.          Financial Statements.

                 Reference is made to the following financial statements and notes thereto appearing on pages 11 through 14 and 15 through 18 of the 1995 Annual Report. Such information is incorporated herein by reference to the 1995 Annual Report, which is attached as Exhibit 13 to this Annual Report.

 Statements of Operations                         Fiscal Years ended July 2, 1995, July 3, 1994, and July
                                                  4, 1993

 Balance Sheets                                   July 2, 1995, and July 3, 1994

 Statements of Cash Flows                         Fiscal Years ended July 2, 1995, July 3, 1994, and July
                                                  4, 1993

 Statements of Shareholders' Equity               Fiscal Years ended July 2, 1995, July 3, 1994, and July
                                                  4, 1993

 Report of Ernst and Young LLP, Independent       Fiscal Years ended July 2, 1995, July 3, 1994, and July
 Auditors                                         4, 1993

 Report of Management                             Fiscal Years ended July 2, 1995, July 3, 1994, and July
                                                  4, 1993

Notes to Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                 None.

                                    PART III

Item 9.          Directors, Executive Officers, Promoters and Control Persons;
                 Compliance with Section 16(a) of the Exchange Act of the Registrant.

                 Reference is made to the information concerning the directors of the Registrant and the nominees for re-election as directors appearing under the caption "Election of Directors" in the

1995 Proxy Statement. Such information is incorporated herein by reference to the 1995 Proxy Statement.

                 Reference is made to the information concerning the executive officers of the Registrant who are not directors appearing under the caption "Executive Officers of the Company" in the 1995 Proxy Statement. Such information is incorporated herein by reference to the 1995 Proxy Statement.

                 Reference is made to the information concerning compliance with Section 16(a) of the Exchange Act appearing under the caption "Compliance with 16(a) of the Securities Exchange Act of 1934" in the 1995 Proxy Statement. Such information is incorporated herein by reference to the 1995 Proxy Statement.

Item 10.         Executive Compensation.

                 Reference is made to the information concerning remuneration of directors and executive officers of the Registrant appearing under the captions "Additional Information-Executive Compensation," "Additional Information-Stock Option Grants During Fiscal 1995," "Additional Information-Aggregated Stock Option Exercises and Fiscal Year-Ended Option Values," and "Additional Information-Compensation of Directors," in the 1995 Proxy Statement. Such information is incorporated herein by reference to the 1995 Proxy Statement.

Item 11.         Security Ownership of Certain Beneficial Owners and
                 Management.

                 Reference is made to the information concerning beneficial ownership of the Registrant's Common Stock, which is the only class of the Registrant's voting securities, appearing under the captions "Beneficial Ownership" and "Election of Directors" in the 1995 Proxy Statement. Such information is incorporated herein by reference to the 1995 Proxy Statement.

Item 12.         Certain Relationships and Related Transactions.

                 Reference is made to the information regarding certain relationships and transactions between the Registrant and its directors, nominees for re-election as directors of the Registrant, its executive officers, beneficial owners of 5% or more of its Common Stock and any member of the immediate family of any of the foregoing persons, appearing under the caption "Additional Information-Certain Relationships and Related Transactions" in the 1995 Proxy Statement. Such information is incorporated herein by reference to the 1995 Proxy Statement.

Item 13.         Exhibits and Reports on Form 8-K.

                 EXHIBITS

                 The following exhibits are filed with this Annual Report or are incorporated herein by reference:

 Exhibit Number                                           Title
 --------------
   (1) 2              -    Joint Agreement of Merger, dated February 23, 1983, of Cu-Co's of
                           Biloxi, Inc.

   (1) 3-A            -    Copy of Articles of Incorporation of the Registrant.

   (1) 3-A-1          -    Copy of Amendment to Articles of Incorporation of the Registrant.

   (1) 3-A-2          -    Copy of Amendment to Articles of Incorporation of the Registrant.

   (1) 3-A-3          -    Copy of Amendment to Articles of Incorporation of the Registrant.

   (1) 3-B            -    Copy of By-Laws of the Registrant.

   (2) 3-B-1          -    Copy of Amendment to By-Laws of Registrant.

   (9) 3-B-2          -    Amended and Restated By-Laws of the Registrant.

   (3) 4-A            -    Rights Agreement, dated as of February 5, 1990, between the
                           Registrant and Commercial National Bank in Shreveport.

   (3) 4-B            -    Letter, dated February 26, 1991, from Whitney National Bank to the Registrant confirming the change of Rights Agent from
                           Commercial National Bank in Shreveport to Whitney National Bank.

   (3) 4-C            -    Assignment of Rights Agreement, dated August 30, 1993, among
                           Whitney National Bank, Boatmen's National Bank and the Registrant
                           with respect to the change of Rights Agent from Whitney National
                           Bank to Boatmen's National Bank.

       4-D            -    Copy of Mortgage and Security Agreement dated April 25, 1994, with First National Bank of Commerce for $450,000.

       4-E            -    Copy of Promissory Note dated October 27, 1994, with First
                           National Bank of Commerce for $200,000.

       4-F            -    Copy of Promissory Note dated October 27, 1994, with First
                           National Bank of Commerce for $250,000.

       4-G            -    Copy of Promissory Note dated October 27, 1994, with First
                           National Bank of Commerce for $500,000.

   (10) 4-H           -    Note Purchase Agreement (with Exhibits).

   (10) 4-I           -    Amendment No. 1 to Rights Agreement.

   (1) 10-A           -    Copy of Registrant's 1983 Stock Option Plan.

   (1) 10-B           -    Copy of letter agreement between the Registrant and certain stockholders of the Registrant relating to piggyback registration rights.

   (4) 10-C           -    Amendment No. 1 to 1983 Stock Option Plan of Cucos Inc.

   (5) 10-D           -    Amendment No. 2 to 1983 Stock Option Plan of Cucos Inc.

   (5) 10-E           -    Amendment No. 3 to 1983 Stock Option Plan of Cucos Inc.

   (6) 10-F           -    Amendment No. 4 to 1983 Stock Option Plan of Cucos Inc.

   (7) 10-G           -    Amendment No. 5 to 1983 Stock Option Plan of Cucos Inc.

   (5) 10-H           -    Form of Incentive Stock Option Agreement for 1983 Stock Option
                           Plan.

   (5) 10-I           -    Form of Non-Qualified (Employee) Stock Option Agreement for 1983
                           Stock Option Plan.

   (5) 10-J           -    Form of Non-Qualified (Director) Stock Option Agreement for 1983
                           Stock Option Plan.

   (8) 10-K           -    Description of Registrant's Bonus Plan.

   (9) 10-L           -    Copy of Registrant's 1993 Stock Option Plan as amended.

   (9) 10-M                Form of Non-Qualified Stock Option Agreement for 1993 Stock
                           Option Plan

   (9) 10-N                Form of Incentive Stock Option Agreement for 1993 Stock Option
                           Plan

        13            -    Copy of Registrant's 1995 Annual Report to Shareholders.

        23            -    Consent of Independent Auditors.

        27            -    Financial Data Schedule

________________________________
(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-18 (Commission File No. 2-87372A) and incorporated herein by reference.

(2) Filed as an exhibit to Form 10-K for the fiscal year ended July 1, 1984 (Commission File No. 0-12701) and incorporated herein by reference.

(3) Filed as an exhibit to Form 8-K dated February 23, 1990 (Commission File No. 0-12701), as amended by Form 8 dated March 12, 1990, and incorporated herein by reference.

(4) Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (Commission File No. 33-03953) and incorporated herein by reference.

(5) Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (Commission File No. 33-15785) and incorporated herein by reference.

(6) Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (Commission File No. 33-26941) and incorporated herein by reference.

(7) Filed as an exhibit to Form 10-K for the fiscal year ended June 28, 1992 (Commission File No. 0-12701) and incorporated herein by reference.

(8) Filed as an exhibit to Form 10-K for the fiscal year ended June 28, 1987 (Commission File No. 0-12701) and incorporated herein by reference.

(9) Filed as an exhibit to Form 10-KSB for the fiscal year ended July 3, 1994 (Commission File No. 0-12701) and incorporated herein by reference.

(10) Filed as an exhibit to Form 8-K filed August 11, 1995 (Commission File No. 0-12701) and incorporated herein by reference.

                 The Registrant is a party to various agreements defining the rights of holders of long-term debt of the Registrant, but no single agreement authorizes securities in an amount which exceeds 10% of the total assets of the Registrant. Accordingly, such agreements are omitted as exhibits as permitted by Item 601(b) (4) (ii) of Regulation S-B.

         REPORTS ON FORM 8-K:

                 No reports on Form 8-K were filed during the fourth quarter of Fiscal Year ended July 2, 1995.

                           QUALIFICATION BY REFERENCE

                 Information contained in this Annual Report as to the contents of any contract or other document referred to or evidencing a transaction referred to is necessarily not complete, and in each instance reference is made to the copy of such contract or other document filed as an exhibit to this Annual Report or incorporated herein by reference, all such information being qualified in its entirety by such reference.

                                   SIGNATURES


                 In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CUCOS INC.


Date:  September 22, 1995               By:  /s/ Vincent J. Liuzza, Jr.
                                             Vincent J. Liuzza, Jr.
                                             Chairman of the Board and
                                             President




Date:  September 22, 1995               By:  /s/ Thomas J. Sandeman
                                             Thomas J. Sandeman
                                             Vice President-Finance and
                                             Treasurer (Principal Financial
                                             Officer and Principal Accounting
                                             Officer)

                 In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of September 22, 1995.



/s/ Sidney C. Pulitzer                  /s/ Thomas J. Grace
Sidney C. Pulitzer, Director            Thomas J. Grace, Director and Secretary



/s/ Miguel Uria                         /s/ William D. Humphries
Miguel Uria, Director                   William D. Humphries, Director



/s/ David M. Liuzza                     /s/ Vincent J. Liuzza, Jr.
David M. Liuzza, Director               Vincent J. Liuzza, Jr., Chairman of the
                                        Board of Directors and President

                                 EXHIBIT INDEX

 Exhibit Number                                           Title
 --------------                                           -----
   (1) 2              -    Joint Agreement of Merger, dated February 23, 1983, of Cu-Co's of
                           Biloxi, Inc.

   (1) 3-A            -    Copy of Articles of Incorporation of the Registrant.

   (1) 3-A-1          -    Copy of Amendment to Articles of Incorporation of the Registrant.

   (1) 3-A-2          -    Copy of Amendment to Articles of Incorporation of the Registrant.

   (1) 3-A-3          -    Copy of Amendment to Articles of Incorporation of the Registrant.

   (1) 3-B            -    Copy of By-Laws of the Registrant.

   (2) 3-B-1          -    Copy of Amendment to By-Laws of Registrant.

   (9) 3-B-2          -    Amended and Restated By-Laws of the Registrant.

   (3) 4-A            -    Rights Agreement, dated as of February 5, 1990, between the
                           Registrant and Commercial National Bank in Shreveport.

   (3) 4-B            -    Letter, dated February 26, 1991, from Whitney National Bank to the Registrant confirming the change of Rights Agent from
                           Commercial National Bank in Shreveport to Whitney National Bank.

   (3) 4-C            -    Assignment of Rights Agreement, dated August 30, 1993, among
                           Whitney National Bank, Boatmen's National Bank and the Registrant
                           with respect to the change of Rights Agent from Whitney National
                           Bank to Boatmen's National Bank.

       4-D            -    Copy of Mortgage and Security Agreement dated April 25, 1994, with First National Bank of Commerce for $450,000.

       4-E            -    Copy of Promissory Note dated October 27, 1994, with First
                           National Bank of Commerce for $200,000.

       4-F            -    Copy of Promissory Note dated October 27, 1994, with First
                           National Bank of Commerce for $250,000.

       4-G            -    Copy of Promissory Note dated October 27, 1994, with First
                           National Bank of Commerce for $500,000.

   (10) 4-H           -    Note Purchase Agreement (with Exhibits).

   (10) 4-I           -    Amendment No. 1 to Rights Agreement.

   (1) 10-A           -    Copy of Registrant's 1983 Stock Option Plan.

   (1) 10-B           -    Copy of letter agreement between the Registrant and certain stockholders of the Registrant relating to piggyback registration rights.

   (4) 10-C           -    Amendment No. 1 to 1983 Stock Option Plan of Cucos Inc.

   (5) 10-D           -    Amendment No. 2 to 1983 Stock Option Plan of Cucos Inc.

   (5) 10-E           -    Amendment No. 3 to 1983 Stock Option Plan of Cucos Inc.

   (6) 10-F           -    Amendment No. 4 to 1983 Stock Option Plan of Cucos Inc.

   (7) 10-G           -    Amendment No. 5 to 1983 Stock Option Plan of Cucos Inc.

   (5) 10-H           -    Form of Incentive Stock Option Agreement for 1983 Stock Option
                           Plan.

   (5) 10-I           -    Form of Non-Qualified (Employee) Stock Option Agreement for 1983
                           Stock Option Plan.

   (5) 10-J           -    Form of Non-Qualified (Director) Stock Option Agreement for 1983
                           Stock Option Plan.

   (8) 10-K           -    Description of Registrant's Bonus Plan.

   (9) 10-L           -    Copy of Registrant's 1993 Stock Option Plan as amended.

   (9) 10-M                Form of Non-Qualified Stock Option Agreement for 1993 Stock
                           Option Plan

   (9) 10-N                Form of Incentive Stock Option Agreement for 1993 Stock Option
                           Plan

        13            -    Copy of Registrant's 1995 Annual Report to Shareholders.

        23            -    Consent of Independent Auditors.

        27            -    Financial Data Schedule

________________________________
(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-18 (Commission File No. 2-87372A) and incorporated herein by reference.

(2) Filed as an exhibit to Form 10-K for the fiscal year ended July 1, 1984 (Commission File No. 0-12701) and incorporated herein by reference.

(3) Filed as an exhibit to Form 8-K dated February 23, 1990 (Commission File No. 0-12701), as amended by Form 8 dated March 12, 1990, and incorporated herein by reference.

(4) Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (Commission File No. 33-03953) and incorporated herein by reference.

(5) Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (Commission File No. 33-15785) and incorporated herein by reference.

(6) Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (Commission File No. 33-26941) and incorporated herein by reference.

(7) Filed as an exhibit to Form 10-K for the fiscal year ended June 28, 1992 (Commission File No. 0-12701) and incorporated herein by reference.

(8) Filed as an exhibit to Form 10-K for the fiscal year ended June 28, 1987 (Commission File No. 0-12701) and incorporated herein by reference.

(9) Filed as an exhibit to Form 10-KSB for the fiscal year ended July 3, 1994 (Commission File No. 0-12701) and incorporated herein by reference.

(10) Filed as an exhibit to Form 8-K filed August 11, 1995 (Commission File No. 0-12701) and incorporated herein by reference.