Form 10QSB
period 1995-10-22
CUCOS INC
filed 1995-12-06
CIK 731724

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB

(Mark One)
[x] Quarterly Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended October 22, 1995

                                       OR

[  ]     Transition Report Pursuant to Section 13 Or 15 (D) of the Securities
         Exchange Act Of 1934

Commission file number 0-12701

For the transition period from                       to
                               ---------------------    ---------------------

                        -----------------------------

                                   CUCOS INC.

       (Exact name of small business issuer as specified in its charter)

             LOUISIANA                                      72-0915435
     (State or other jurisdiction of                       (IRS Employer
    incorporation or organization)                       Identification No.)

    110 Veterans Blvd., Suite 222, Metairie, Louisiana           70005
    (Address of principal executive offices)                   (Zip code)

Issuer's telephone number, including area code--504-835-0306

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the post 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X             No
    -------             -------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,113,747 shares of common stock, no par value, as of November 30, 1995

Transitional Small Business Disclosure Format (check one):

Yes                  No    X
    -------             -------




================================================================================

                                   CUCOS INC.

NOTES TO FINANCIAL STATEMENTS  (UNAUDITED)

1.       The Company:  Cucos Inc. (the "Company") owns and franchises
         Mexican restaurants under the name "Cucos". At October 22, 1995, fifteen Company-owned restaurants and five franchised restaurants were in operation. At the end of the Comparable Quarter, there were fifteen company-owned and twelve franchised restaurants in operation.

2. Fiscal Year: The Company uses a 52/53 week year for financial reporting purposes with the Company's fiscal year ending on the Sunday closest to June 30 of each year. Fiscal 1996 will end on June 30, 1996, and will consist of one sixteen-week quarter ending October 22, 1995, and three twelve-week quarters ending January 14, 1996, and April 7, 1996, and June 30, 1996. Fiscal 1995 and fiscal 1996 are both 52 week years.

3. The accompanying unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements have been omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the Company's Annual Report for the fiscal year ended July 2, 1995. In the opinion of management, these financial statements contain all normal recurring adjustments necessary to fairly present the financial results for the sixteen weeks ended October 22, 1995. Operating results for the period shown are not necessarily indicative of the operating results expected for the full fiscal year ending June 30, 1996.

4. On July 28, 1995, the Company issued $500,000 of zero-coupon convertible unregistered Notes due June 30, 2015 (the "Notes"). The Notes do not bear interest and are convertible into 527,983 shares of the Company's common stock. The Notes are not convertible for five years except under certain conditions primarily relating to the sale or change in control of the Company. The Notes are secured by an assignment of one of the Company's restaurant leases and a lien on the Company's tangible personal property located at that restaurant. The proceeds were used for working capital purposes.

                      ITEM 2.  MANAGEMENT'S DISCUSSION AND
           ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Revenues and earnings increased for the 16 weeks ended October 22, 1995 (the "Current Quarter"). Revenues increased 6.5% to $6,369,016, from $5,978,765 for the sixteen weeks ended October 23, 1994 (the "Comparable Quarter"). There was a profit of $3,391 ($.0 per share) in the Current Quarter compared to a loss of $231,869 ($.11 per share) in the Comparable Quarter.

Sales of Food and Beverages were $6,210,492 during the Current Quarter, up 9.1% from $5,693,418 during the Comparable Quarter. Sales increased between quarters primarily because of a 9.6% increase in comparable sales per restaurant. This increase was due to repositioning the Cucos concept in the marketplace through remodeling, repricing and remarketing. During the Current Quarter two additional remodels were completed and television advertising was expanded to two additional markets.

Franchise Fees and Royalties declined to $57,022 from $119,652 in the Comparable Quarter, primarily due to there being seven fewer franchised restaurants in operation in the Current Quarter versus the Comparable Quarter.

Commissary Rent and Other Income declined primarily due to a $66,000 decline in rent income from the four closed franchised restaurants. Since year end the Company has resubleased two of these four properties.

Total Restaurant Expenses increased 8.6% to $5,387,506 in the Current Quarter from $4,959,274 in the Comparable Quarter primarily due to a 9.1% increase in sales. Cost of Sales as a percent of Sales of Food and Beverages increased about 1.0% due to higher produce costs and lower prices on some items. Restaurant labor and benefits declined as a percent of Sales of Food and Beverages primarily due to the semifixed nature of these expenses compared to the increase in sales. Other Operating Expenses as a percent of Sales of Food and Beverages also increased primarily due to higher media expenses for the Company's new television campaign. Media expenses increased by $208,722 in the Current Quarter compared to the Comparable Quarter. A brief summary of the various components of Total Restaurant Expenses as they relate to Restaurant Sales for the Current Quarter versus the Comparable Quarter follows:


                                                                                Current                Comparable
                         Description                                            Quarter                 Quarter
                         -----------                                            -------                 -------
                         Cost of Sales                                           26.49%                  25.50%
                         Restaurant Labor and Benefits                           32.74%                  33.80%
                         Other Operating Expenses                                17.17%                  16.28%
                         Occupancy Costs                                         10.35%                  11.52%
                                                                                 ------                  ------
                         Total Restaurant Expenses                               86.70%                  87.10%
                                                                                 ======                  ======


Operations and Franchise Expenses for the Current Quarter decreased to $385,253 from $530,899 in the Comparable Quarter. The decline was primarily due to lower expenses associated with the four restaurants slated for sale or sublease at the end of fiscal 1995. Two of these four restaurants were subleased during the Current Quarter.

Corporate Expenses for the Current Quarter decreased by $85,827 (15.5%) to $467,520 from $553,347 in the Comparable Quarter. This decrease was primarily due to cost savings actions initiated at the beginning of the Current Quarter, including a 10% compensation decrease for corporate management and an 8% reduction in corporate staff.

LIQUIDITY AND CAPITAL RESOURCES

Long-Term Debt declined to $2,745,252 at the end of the Current Quarter compared to $2,838,359 at the end of fiscal 1995 and $2,142,204 at the end of the Comparable Quarter. During the Current Quarter the Company issued $500,000 of zero- coupon convertible unregistered Notes due June 30, 2015.

At October 22, 1995, the Company had cash and cash equivalents of $829,281 compared to $566,740 at the end of fiscal 1995 and $484,559 at the end of the Comparable Quarter.

The current ratio was .71 at the end of the Current Quarter compared to .61 at the end of fiscal 1995 and .71 at the end of the Comparable Quarter.
Management is continuing to renegotiate the terms of its existing long-term debt and has reduced current maturities of long-term debt from $787,530 at year end to $670,123 as of the end of the Current Quarter. The working capital deficit improved by $371,285, primarily due to the issuance of a $500,000 convertible debenture due in 2015 and the renegotiation of the terms of some of the Company's long-term debt.

The Company normally relies on cash flow operating activities to finance recurring capital expenditures. A combination of long-term debt and lease financing is used to fund expansion and remodeling. The Company's capital budget for normal recurring equipment replacement and refurbishing is approximately $325,000, annually.

The Company intends to extend its remodeling program by completing the remodeling of three additional Company-owned restaurants during the next three quarters. The average cost of each remodel will be approximately $150,000. Financing has not been arranged as of the end of the Current Quarter.

PROSPECTIVE INFORMATION

There are several franchised restaurants which continue to experience operational and local economic problems, which could result in additional closings during the remainder of fiscal 1996. In addition, two of the four properties slated for disposal during 1995 have not been subleased. Management reviews the carrying values and estimated time for disposal quarterly to determine if additional reserves are required.

Part I--Financial Information
ITEM I.  FINANCIAL STATEMENTS
                                   CUCOS INC.
                                 BALANCE SHEETS

                                                                               Oct. 22, 1995     July 2, 1995
                                                                               -------------     ------------
                                                                                 UNAUDITED
 ASSETS
 Current Assets

     Cash and Cash Equivalents                                                  $   829,281      $   566,740
     Certificates of Deposit                                                         33,000           33,000
     Receivables:
         Trade                                                                      593,141          616,470
         Due from affiliates                                                        240,289          233,942
         Notes receivable from franchisees                                           14,787           28,864
         Less allowance for doubtful accounts                                       202,744          194,034
                                                                                -----------      -----------
                                                                                    645,473          685,242

     Inventories                                                                    228,231          219,653
     Prepaids, deferred taxes and other current assets                              391,932          302,511
     Property held for resale                                                       178,965          217,210
                                                                                -----------      -----------
         TOTAL CURRENT ASSETS                                                     2,306,882        2,024,356

 Deferred Taxes and Noncurrent Receivables                                          264,574          276,737

 Property, Equipment and Other
     Land                                                                           327,000          327,000
     Property and equipment                                                       4,585,190        4,300,009
     Building and leasehold improvements                                          4,419,954        4,275,063
     Reacquired franchise rights                                                    528,896          528,896
                                                                                -----------      -----------
                                                                                  9,861,040        9,430,968

     Less accumulated depreciation and amortization                               4,015,192        3,586,795
                                                                                -----------      -----------
                                                                                  5,845,848        5,844,173

 Investment in LaMexiCo, L.L.C.                                                     246,699          249,053

 Deferred Cost, less accumulated amortization                                        76,423           25,113
                                                                                -----------      -----------
                                                                                $ 8,740,726      $ 8,419,432
                                                                                ===========      ===========
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current Liabilities
     Notes payable to bank                                                      $   377,288      $   313,725
     Trade accounts payable                                                       1,547,771        1,469,585
     Accrued expenses and other                                                     463,177          564,752
     Accrued payroll                                                                173,877          185,133
     Current portion of long-term debt                                              670,123          787,530
                                                                                -----------      -----------
         TOTAL CURRENT LIABILITIES                                                3,232,236        3,320,725

 Long-Term Debt, less current portion                                             2,745,252        2,838,359
 Convertible Debenture                                                              500,000                -
 Deferred Revenue                                                                    10,500           11,000
 Shareholder's Equity
     Preferred Stock, no par value - 1,000,000 shares
              authorized, non issued or outstanding
     Common Stock, no par value - 20,000,000 shares
              authorized, 2,113,747 shares issued and
              outstanding at October 22, 1995 and July 2, 1995                    4,745,585        4,745,585
     Additional paid-in capital                                                      67,849           67,849
     Retained earnings (deficit)                                                 (2,560,696)      (2,564,086)
                                                                                -----------      -----------

         TOTAL SHAREHOLDERS' EQUITY                                               2,252,738        2,249,348
                                                                                -----------      -----------
                                                                                $ 8,740,726      $ 8,419,432
                                                                                ===========      ===========

SEE NOTES TO FINANCIAL STATEMENTS

Part I--Financial Information

                                   CUCOS INC.
                            STATEMENTS OF CASH FLOWS
                                   UNAUDITED


                                                                         16 Weeks              16 Weeks
                                                                           Ended                 Ended
                                                                       Oct. 22, 1995         Oct. 23, 1994
                                                                       -------------         -------------

  OPERATING ACTIVITIES
     Net Income (Loss)                                                 $   3,391            $ (231,869)
     Adjustments to Reconcile Net Income to
      Net Cash Provided by Operating Activities:
         Depreciation and Amortization                                   247,062               263,021
         Deferred Revenue                                                   (500)              (36,667)
         Loss (Gain) on Sale of Assets                                    12,696                  (782)
         Changes in Operating Assets/Liabilities & Other                 (15,096)              (77,651)
                                                                       ---------            ----------
  NET CASH PROVIDED (USED) BY
     OPERATING ACTIVITIES                                                247,553               (83,948)


  INVESTING ACTIVITIES
     Purchases of Property and Equipment                                (223,188)             (310,386)
     Proceeds From Sale of Assets                                              -               340,000
     Change in Deferred Costs                                            (51,311)               26,452
                                                                       ---------            ----------

  NET CASH PROVIDED BY (USED) IN
     INVESTING ACTIVITIES                                               (274,499)               56,066

  FINANCING ACTIVITIES
     Proceeds from Borrowings                                            552,345               150,635
     Principal Payments on Borrowings                                   (262,858)             (253,029)
                                                                       ---------            ----------
  NET CASH PROVIDED BY (USED IN)
     FINANCING ACTIVITIES                                                289,487              (102,394)
                                                                       ---------            ----------
  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       262,541              (130,276)

  CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                                                 566,740               614,835
                                                                       ---------            ----------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $ 829,281            $  484,559
                                                                       =========            ==========



Part I--Financial Information

                                   CUCOS INC.
                            STATEMENT OF OPERATIONS
                                   UNAUDITED

                                                             16 Weeks Ended            16 Weeks Ended
                                                            October 22, 1995          October 23, 1994
                                                            ----------------          ----------------
 Revenues:
      Sales of Food and Beverages                                  6,210,492                 5,693,418
      Franchise Fees and Royalties                                    57,022                   119,652
      Commissary, Rent, and Other Income                             101,502                   165,695
                                                                 -----------               -----------
      Total Revenues                                               6,369,016                 5,978,765

 Costs and Expenses:
      Cost of Sales                                                1,644,945                 1,451,677
      Restaurant Labor and Benefits                                2,033,266                 1,924,422
      Other Operating Expenses                                     1,066,294                   927,079
      Occupancy Costs                                                643,001                   656,096
      Preopening Costs                                                     0                         0
                                                                 -----------               -----------
      Total Restaurant Expenses                                    5,387,506                 4,959,274

      Operations and Franchise Expenses                              385,253                   530,899
      Corporate Expenses                                             467,520                   553,347
      Interest Expense                                               125,346                   121,557
                                                                 -----------               -----------
 Income (Loss) Before Income Taxes                                     3,391                  (186,312)

 Income Tax Expense                                                        -                    45,557
                                                                 -----------               -----------
 NET INCOME (LOSS)                                               $     3,391               $  (231,869)
                                                                 ===========               ===========
 Weighted Shares Outstanding                                       2,113,747                 2,161,904
                                                                 ===========               ===========
 NET INCOME (LOSS) PER SHARE                                     $        .0               $      (.11)
                                                                 ===========               ===========


Part II-Other Information



ITEM 1.      LEGAL PROCEEDINGS.

             None, except as previously reported.

ITEM 2.      CHANGES IN SECURITIES.

             On July 26, 1995, the Company's by-laws were amended to provide that shareholders shall not have dissenters' rights as provided in Section 12:140.2 of the Louisiana Business Corporation Law.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.

             None

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

             None

ITEM 5.      OTHER INFORMATION.

             None

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.

     a.      Exhibits.


             The following exhibits are filed with this Quarterly Report or are incorporated herein by reference:


 Exhibit Number                    Title
 --------------                    -----
       3*                          Amended and Restated By-Laws
       4-A*                        Note Purchase Agreement (with Exhibits)
       4-B*                        Amendment No. 1 to Rights Agreement
       27                          Financial Data Schedule


____________________

* Filed as an exhibit to the Company's Form 8-K filed August 11, 1995 (Commission File No. 1-12701), and incorporated herein by reference.


     b.      Reports on Form 8-K.

             On August 11, 1995, the Company filed a report on Form 8-K dated August 8, 1995, with the Commission. The Form 8-K reported the Company's issuance of its zero-coupon convertible unregistered Notes due June 30, 2015, in the aggregate principal amount of $500,000 (see Note 3 to Financial Statements) and the amendment to the Company's by-laws described in Item 2 above.

                                   CUCOS INC.


                                   SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CUCOS INC.
                                   (Registrant)




Date December 4, 1995                      /s/ THOMAS J. SANDEMAN
                                           -----------------------------
                                   BY:     Thomas J. Sandeman
                                           Vice President-Finance and Treasurer
                                           Chief Financial Officer

                              INDEX TO EXHIBITS


             The following exhibits are filed with this Quarterly Report or are incorporated herein by reference:

 Exhibit Number                    Title
 --------------                    -----
       3*                          Amended and Restated By-Laws
       4-A*                        Note Purchase Agreement (with Exhibits)
       4-B*                        Amendment No. 1 to Rights Agreement
       27                          Financial Data Schedule




____________________

* Filed as an exhibit to the Company's Form 8-K filed August 11, 1995 (Commission File No. 1-12701), and incorporated herein by reference.