Form 10QSB
period 1996-01-14
CUCOS INC
filed 1996-02-27
CIK 731724

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB

(Mark One)
[x]  Quarterly Report under Section 13 or 15 (d) of the
     Securities Exchange Act of 1934

For the quarterly period ended January 14, 1996

                               OR

[  ] Transition Report Pursuant to Section 13 Or 15 (D) of the
     Securities Exchange Act Of 1934

Commission file number 0-12701

For the transition period from _____________ to _____________

                  -----------------------------

                           CUCOS INC.

(Exact name of small business issuer as specified in its charter)

            LOUISIANA                          72-0915435
 (State or other jurisdiction of              (IRSEmployer
  incorporation or organization)          Identification No.)

110 Veterans Blvd., Suite 222, Metairie, Louisiana70005
   (Address of principal executive offices)     (Zip Code)

Issuer's telephone number, including area code--504-835-0306

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the post 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ] No [    ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
2,113,747 shares of common stock, no par value, as of January 31, 1996.

Transitional Small Business Disclosure Format (check one):

Yes [   ] No [ X ]
                           CUCOS INC.

NOTES TO FINANCIAL STATEMENTS  (UNAUDITED)

1. The Company: Cucos Inc. (the "Company") owns and franchises Mexican restaurants under the name "Cucos". At January 14, 1996, fifteen Company-owned restaurants and four franchised restaurants were in operation. At the end of the Comparable Quarter, there were fifteen company-owned and thirteen franchised restaurants in operation.

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

3. The accompanying unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements have been omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the Company's Annual Report for the fiscal year ended July 2, 1995. In the opinion of management, these financial statements contain all normal recurring adjustments necessary to fairly present the financial results for the twenty-eight weeks ended January 14, 1996. Operating results for the period shown are not necessarily indicative of the operating results expected for the full fiscal year ending June 30, 1996.

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

5. During the Comparable Quarter, there were charges associated with the estimated expenses of the future closure and disposal of four franchised restaurants currently subleased to franchisees (the Closing Charge). The Closing Charge included a $447,292 reserve established for rental costs for which the Company will be responsible during the sale or sublease process. The Closing Charge also included a $98,267 reserve for asset impairment for the two restaurants where management believes it may not be able to recover all of its costs over the remainder of the lease. In addition, the Closing Charge included a $170,610 provision for amounts believed to be uncollectible from the franchisees due to the closures.

              ITEM 2.  MANAGEMENT'S DISCUSSION AND
    ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Revenues and earnings increased for the 12 weeks ended January 14, 1996 (the "Current Quarter"), and for the 28 weeks ended January 14, 1996 (the "Current First Half"). Revenues increased 8.1% to $4,740,012, from $4,382,936 for the twelve weeks ended January 15, 1995 (the "Comparable Quarter"). Revenues for the Current First Half increased 7.2% to $11,109,028 from $10,361,701 for the 28 weeks ended January 15, 1995 (the "Comparable First Half"). Net Income of $5,673 ($.00 per share) resulted in the Current Quarter compared to a net loss of $889,971 ($.42 per share) in the Comparable Quarter. Net Income for the Current First Half was $9,064 ($.00 per share) compared to a net loss of $1,121,840 ($.53 per share) in the Comparable First Half.

Sales of Food and Beverages for the Current Quarter increased to $4,623,581, up 10.5%, from $4,182,710 during the Comparable
Quarter. The formula of remodeling, television advertising, and lower prices is working. During the last half of fiscal 1995 and first half of fiscal 1996, six remodels were completed. These remodels in conjunction with a new television campaign and lower prices resulted in sales per company-owned restaurant advancing by 10.5% during the Current Quarter. Restaurant level profits advanced to $615,017 in the Current Quarter, up 36.5% from $450,597 in the Comparable Quarter, also primarily due to these factors.

Sales of Food and Beverages for the Current First Half increased 9.7% to $10,834,073 from $9,876,128 in the Comparable First Half. Sales increased primarily due to the reasons noted above. Restaurant level profits for the Current First Half increased 21.4% to $1,438,003 compared to $1,184,741 in the Comparable First Half.

Franchise Fees and Royalties declined to $43,845 from $103,994 in the Comparable Quarter. The decrease is primarily due to having fewer franchised restaurants. There were four franchised restaurants in operation at the end of the Current Quarter compared to thirteen franchised restaurants in operation at the end of the Comparable Quarter.

Franchise Fees and Royalties for the Current First Half decreased to $100,867 from $223,646 in the Comparable First Half primarily due to having fewer franchised restaurants. License fee revenues were zero in the Current First Half compared to $31,609 in the Comparable First Half. No franchised restaurants opened in the Current First Half compared to two in the Comparable First Half.

Total  Restaurant Expenses increased 7.4% to  $4,008,564  in  the
Current Quarter from $3,732,113 in the Comparable Quarter primarily due to increased sales and guest counts in the Current Quarter compared to the Comparable Quarter. A brief summary of the various components of Restaurant Expenses as they relate to Restaurant Sales for the Current Quarter versus the Comparable Quarter follows:

                                           Current     Comparable
     Description                           Quarter       Quarter

     Cost of Sales                         27.18%         25.85%
     Restaurant Labor and Benefits         33.48%         34.17%
     Other Operating Expenses              15.73%         17.08%
     Occupancy Costs                       10.31%         12.13%
     Total Restaurant Expenses             86.70%         89.23%

Cost of sales as percent of sales of Food and Beverage increased 1.33% due to a lower sales price per guest and food cost inflation. Restaurant labor and benefits was virtually the same as the prior year. Other operating expenses which include utilities, advertising, etc. were higher than the prior year due to higher media advertising, but declined as a percentage of sales due to the semi-fixed nature of these expenses. Occupancy costs declined in both absolute terms and as a percent of sales primarily due to savings in insurance costs and real estate and personal property taxes.

Total Restaurant Expenses increased 8.1% to $9,396,070 in the Current First Half from $8,691,387 in the Comparable First Half primarily due to having higher guest counts. A brief summary of the various components of Restaurant Expenses as they relate to Restaurant Sales for the Current First Half versus the Comparable First Half follows:

                                           Current     Comparable
     Description                           Quarter       Quarter

     Cost of Sales                         26.78%         25.64%
     Restaurant Labor and Benefits         33.05%         33.96%
     Other Operating Expenses              16.56%         16.62%
     Occupancy Costs                       10.34%         11.78%
     Total Restaurant Expenses             86.73%         88.00%

Operations and Franchise Expenses for the Current Quarter declined to $296,973 in the Current Quarter from $1,061,348 recorded in the Comparable Quarter. Included in the Comparable Quarter were charges associated with the estimated expenses of the future closure and disposal of four franchised restaurants previously subleased to franchisees (the Closing Charge). The Closing Charge in the prior year included a $447,292 reserve for rental costs for which the Company will be responsible during the sale or sublease process. The Closing Charge also included a $98,267 reserve for asset impairment for the two restaurants and a $170,610 provision for amounts believed to be uncollectible from the franchisees due to closures. There were no similar charges during the Current Quarter.

Operations and franchise expenses decreased to $682,226 in the Current First Half from $1,592,247 in the Comparable First Half primarily due to the reasons noted above.

Corporate Expenses for the Current Quarter declined by 14.4% to $334,657 from $390,958 in the Comparable Quarter primarily due to corporate level cost savings actions, including an 8.0% reduction in administrative staff and a 10.0% salary decrease for officers and supervisors. Corporate Expenses for the Current First Half declined 15.1% to $802,177 from $944,305 in the Comparable First Half.

Interest Expense for the Current Quarter increased to $99,145 from $88,488 in the Comparable Quarter primarily due to higher debt levels. Interest Expense for the Current First Half increased to $219,491 from $210,045 in the Comparable First Half for the same reason.


LIQUIDITY AND CAPITAL RESOURCES

At January 14, 1996, the Company had cash and cash equivalents and certificates of deposit of $808,999 compared to $599,740 at the end of fiscal 1995 and $522,582 at the end of the Comparable
Quarter.

The current ratio was .68 at the end of the Current Quarter compared to .61 at the end of fiscal 1995 and .71 at the end of the Comparable Quarter. Included in current liabilities are notes payable to banks for remodeling expenditures of about $150,000, a part of which the Company anticipates it will refinance during the Third or Fourth Quarter.

Long-term Debt decreased to $2,666,912 at the end of the Current Quarter compared to $2,838,359 at the end of the fiscal year and decreased from $2,681,160 at the end of the Comparable Quarter. The long-term debt/equity ratio decreased to 1.20 to 1.00 in the Current Quarter from 1.26 to 1.00 at the end of the fiscal year. This ratio was 1.01 to 1.00 at the end of the Comparable Quarter. Management expects this ratio to increase further by fiscal year end due to refinancing one of the Company's short-term remodel lines from short-term to long-term, and new long-term debt for the Company's new restaurant which will open during the Third Quarter.

Since its inception in 1981, the Company's principal sources of capital have been the funds provided by operations, funds from offerings of common stock, and proceeds from long-term borrowings. The Company's capital budget for normal recurring equipment replacement and refurbishing is approximately $325,000, annually.

To fund expansion and major remodels of its restaurants, the Company will rely primarily on landlord financing and the issuance of long-term debt in the form of long-term notes or capital leases.


PROSPECTIVE INFORMATION

The Company's positive sales and restaurant profit comparisons versus the prior year attributable to the strategies noted above are expected to continue during the second half of 1996. However, during the first three weeks of the Third Quarter, weather conditions caused temporary closures of a number of company-owned restaurants. Management estimates the loss of sales to be about $60,000 with resulting loss profits of $30,000
- $36,000. Although management does not know for sure, the impact of the inclement weather may cause a loss for the Third Quarter.

The new company-owned restaurant previously discussed will open on or about March 7, 1996, which will result in about six weeks of sales and profit impact during the Third Quarter.

In addition, since the end of the Second Quarter, a new area development agreement was granted in Mississippi. The franchise has projected that one of the two restaurants to be developed will be open before the end of the fiscal year.


Part I--Financial Information

ITEM I.  FINANCIAL STATEMENTS


                           CUCOS INC.
                         BALANCE SHEETS

                                                       Jan. 14,     July 2,
                                                         1996         1995
                                                      UNAUDITED
Assets
Current Assets
  Cash and Cash Equivalents                              $775,999     $566,740
  Certificates of Deposit                                  33,000       33,000
  Receivables:
     Trade                                                570,558      616,470
     Due from affiliates                                  249,047      233,942
     Notes receivable from franchisees                     14,787       28,864
     Less allowance for doubtful accounts               (186,760)    (194,034)
                                                          647,632      685,242

  Inventories                                             222,204      219,653
  Prepaids, deferred taxes and other current assets       399,374      302,511
  Property held for resale                                171,972      217,210
     TOTAL CURRENT ASSETS                               2,250,181    2,024,356

Deferred Taxes and Noncurrent Receivables                 251,019      276,737

Property, Equipment and Other
  Land                                                    327,000      327,000
  Property and equipment                                4,696,789    4,300,009
  Building and leasehold improvements                   4,529,465    4,275,063
  Reacquired franchise rights                             528,896      528,896
                                                       10,082,150    9,430,968

  Less accumulated depreciation and amortization        4,185,366    3,586,795
                                                        5,896,784    5,844,173

Investment in LaMexiCo, L.L.C.                            246,389      249,053

Deferred Cost, less accumulated amortization              106,038       25,113
                                                      $ 8,750,411  $ 8,419,432

Liabilities and Shareholders' Equity
Current Liabilities
  Notes payable to bank                                 $ 345,000    $ 313,725
  Trade accounts payable                                1,652,852    1,469,585
  Accrued expenses and other                              441,094      564,752
  Accrued payroll                                         177,054      185,133
  Current portion of long-term debt                       708,581      787,530
     TOTAL CURRENT LIABILITIES                          3,324,581    3,320,725

Long-Term Debt, less current portion                    2,666,918    2,838,359
Convertible Debenture-Non Interest Bearing                500,000            -
Deferred Revenue                                              500       11,000
Shareholder's Equity
  Preferred Stock, no par value - 1,000,000 shares
     authorized, non issued or outstanding                      -            -
  Common Stock, no par value - 20,000,000 shares
     authorized, 2,113,747 shares issued and
     outstanding at January 14, 1996 and July 2,1995    4,745,585    4,745,585
  Additional paid-in capital                               67,849       67,849
  Retained earnings (deficit)                         (2,555,024)  (2,564,086)

     TOTAL SHAREHOLDERS' EQUITY                         2,258,410    2,249,348
                                                       $8,750,411   $8,419,432

SEE NOTES TO FINANCIAL STATEMENTS

Part I--Financial Information

                           CUCOS INC.
                    STATEMENTS OF CASH FLOWS
                            UNAUDITED


                                               28 Weeks    28 Weeks
                                                Ended        Ended
                                               Jan. 14,    Jan. 15,
                                                 1996        1995

OPERATING ACTIVITIES
 Net Income                                       $9,064  $(1,121,840)
 Adjustments to Reconcile Net Income to
   Net Cash Provided (Used) by Operating
   Activities:
     Depreciation and Amortization               447,128      496,876
     Deferred Income Taxes                             0       45,557
     Deferred Revenue                           (10,500)     (57,667)
     Loss (Gain) on Sale of Assets                     0      (1,142)
     Changes in Operating Assets and
       Liabilities                                50,902      390,121

NET CASH PROVIDED
 BY OPERATING ACTIVITIES                         496,594    (248,095)

INVESTING ACTIVITIES
 Purchases of Property and Equipment           (501,199)    (576,319)
 Investment in LaMexiCo, L.L.C.                 ( 2,664)       10,111
 Proceeds From Sale of Assets                          0      346,838
 Net (Additions) Reductions to Deferred
   Costs and Other                              (64,357)       75,728

NET CASH USED IN INVESTING ACTIVITIES          (568,220)    (143,642)

FINANCING ACTIVITIES
 Proceeds from Borrowings                        904,887    1,351,357
 Principal Payments on Borrowings              (624,002)  (1,084,873)

NET CASH PROVIDED BY FINANCING ACTIVITIES        280,885      266,484

INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                      209,259    (125,253)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                             566,740      614,835

CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                         $775,999     $489,582

Part I--Financial Information

                           CUCOS INC.
                     STATEMENT OF OPERATIONS
                            UNAUDITED

                                          12 Weeks     12 Weeks      28 Weeks      28 Weeks
                                           Ended         Ended         Ended        Ended
                                        January 14,   January 15,   January 14,  January 15,
                                            1996         1995          1996          1995
Revenues:
  Sales of Food and Beverages              4,623,581    $4,182,710    10,834,073   $9,876,128
  Franchise Fees and Royalties                43,845       103,994       100,867      223,646
  Commissary, Rent & Other Income             72,586        96,232       174,088      261,927
  Total Revenues                           4,740,012     4,382,936    11,109,028   10,361,701

Costs and Expenses:
  Cost of Sales                            1,256,818     1,081,028     2,901,763    2,532,705
  Restaurant Labor and Benefits            1,547,752     1,429,310     3,581,018    3,353,732
  Other Operating Expenses                   727,474       714,394     1,793,768    1,641,473
  Occupancy Costs                            476,520       507,381     1,119,521    1,163,477
  Total Restaurant Operating Expenses      4,008,564     3,732,113     9,396,070    8,691,387

  Operating and Franchise Expenses           296,973     1,061,348       682,226    1,592,247
  Corporate Expenses                         334,657       390,958       802,177      944,305
  Interest Expense                            94,145        88,488       219,491      210,045

Income  (Loss) Before Cumulative Effect
of Accounting Change                           5,673     (889,971)         9,064  (1,076,283)

Income Taxes                                       0             0             0       45,557

Income (Loss)                                  5,673     (889,971)         9,064  (1,121,840)

NET INCOME (LOSS)                             $5,673    ($889,971)        $9,064 $(1,121,840)

Weighted Shares Outstanding                2,641,730     2,113,747     2,641,730    2,113,747

INCOME PER SHARE:
  Net Income (Loss) Per Share                   $.00        ($.42)          $.00       ($.53)

Part II-Other Information



ITEM 1.   LEGAL PROCEEDINGS.

          None, except as previously reported.

ITEM 2.   CHANGES IN SECURITIES.

          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None

ITEM 5.   OTHER INFORMATION.

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

           a.  Exhibits.

               1.   27 - Financial Data Schedule

           b.  Reports on Form 8-K.
               None.

                        INDEX TO EXHIBITS


          The following exhibit is filed with this Quarterly
Report or is incorporated herein by reference:

Exhibit Number           Title

     27                  Financial Data Schedule

                           CUCOS INC.


                            SIGNATURE


          Pursuant to the requirements of the Securities Exchange
Act  of  1934, the Registrant has duly caused this report  to  be
signed   on   its  behalf  by  the  undersigned  thereunto   duly
authorized.


                           CUCOS INC.
                          (Registrant)



                                   Thomas J. Sandeman

Date February 27, 1996             By:
                                   Thomas J. Sandeman
                                   Vice President-Finance and
                                   Treasurer, Chief Financial Officer