Form 10KSB
period 1996-06-30
CUCOS INC
filed 1996-09-30
CIK 731724

September 30, 1996



VIA EDGAR

Securities and Exchange Commission
Judiciary Plaza
450 Fifth Street, N.W.
Washington, DC 20549

RE:  Cucos Inc. - Commission File No. 0-12701

Gentlemen:

On behalf of Cucos Inc. (the "Company"), there follows herewith for filing the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996, with exhibits.

The filing fee of $250 imposed by Rule 13a-1 under the Exchange
Act has been transmitted to the Commission in accordance with 17
C.F.R. 2-202.3a.

The Company's 1996 Proxy Statement, and related proxy card, are being transmitted today for filing under separate cover.

Very truly yours,

CUCOS INC.


Thomas J. Sandeman
Vice President-Finance

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

       (Mark
       One)

        /X/     Annual Report under Section 13 or 15(d) of the
                Securities Exchange Act of 1934 (Fee Required)
                    for the fiscal year ended June 30, 1996

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ____

Issuer's revenues for its most recent fiscal year:  $21,546,002

     Aggregate market value (based on the average bid and asked prices in the over the-counter market) of the voting stock held by non-affiliates of the Registrant as of September 9, 1996:
approximately $1,962,939.

     Number of shares outstanding of each of the Issuer's Classes of common stock as of September 9, 1996: 2,113,747 shares of Common Stock, no par value.

              Documents Incorporated By Reference.

     Portions of the Registrant's 1996 Annual Report to Shareholders (the "1996 Annual Report") are incorporated by reference into Part II, and portions of the definitive Proxy Statement for the 1996 Annual Meeting of Shareholders (the "1996 Proxy Statement") are incorporated by reference into Part III.


                          INTRODUCTORY


     Definitions. Except where the context indicated otherwise, the following terms have the following respective meanings when used in this Annual Report: the "Registrant" means Cucos Inc. and the "Fiscal Year" means the 52 weeks ended June 30, 1996, which is the year for which this Annual Report is filed.

     Presentation and Dates of Information. The Item numbers appearing in this Annual Report correspond with those used in Securities and Exchange Commission Form 10-KSB (and, to the extent that it is incorporated into Form 10-KSB, the letters used in the Commission's Regulation S-B) as effective on the date hereof, which specifies the information required to be included in Annual Reports to the Commission. The information contained in this Annual Report is, unless indicated to be given as of a specified date or for a specified period, given as of September 30, 1996. In computing the aggregate market value of the Registrant's voting stock held by non-affiliates disclosed on the cover page to this Annual Report, the following stockholders were treated as affiliates: all executive officers and directors of the Registrant; any person owning more than 10% of the Registrant's Common Stock.


                             PART I

Item 1.   Business

          The Registrant, which was organized in March 1981 by Vincent J. Liuzza, Jr., Chairman of the Board and Chief Executive Officer of the Registrant, and other members of the Liuzza family, operates and franchises full-service restaurants serving moderately priced Sonoran and Tex-Mex Mexican appetizers and entrees and complementary alcoholic beverages. The first Cucos restaurant opened in a suburb of New Orleans (Metairie) in June 1981. At fiscal year end on June 30, 1996, 21 restaurants were operating under the Cucos name, 16 of which are owned by the Registrant and 5 by franchisees. There were twenty-two and twenty-seven total restaurants in operation at the end of fiscals 1995 and 1994.

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

          During the fiscal year ended July 2, 1995, the Company experienced a 1.7% decline in comparable sales per restaurant. The proliferation of casino gaming in Louisiana and Mississippi continued to adversely affect the Company's sales and profitability. Additional gaming facilities are planned for both Louisiana and Mississippi. The second competitive factor hurting sales and profits was the negative study on Mexican food by the Center for Science in the Public Interest (CSPI), which affected the complete Mexican Segment. Well known large Mexican chains such as Chi-Chis and Pancho's reported significant declines in comparable sales per restaurant during the last twelve months. The third competitive factor was the continued expansion of Mexican items at other casual dining restaurants. In addition, the casual segment of the restaurant industry moved from using primarily word-of-mouth and radio advertising to television.

          To counteract these trends, management instituted a
program to competitively reposition the Cucos concept by:

            Accelerating the remodeling of all Company and franchised restaurants.

            Modestly reducing prices to ensure there were sufficient number of choices at lower price points for its guests.

            Intensifying advertising, including the development of the Company's first television campaign.

          These actions were mostly completed during the Third and Fourth Quarters of fiscal 1995. Comparable sales per restaurant for company-owned locations increased 4.7% for the Fourth Quarter of fiscal 1995. This was the first quarterly increase in comparable sales per restaurant in almost two years.

          During fiscal year ended June 30, 1996, these programs resulted in an increase in comparable sales per company-owned restaurant of 9.0%. Comparable guest counts increased by 10.5% while average check declined by $.14. Average company-owned restaurant profit advanced 19.8% and restaurant level profit margins expanded to 13.6% or the highest level since fiscal 1989. Management expects to continue the strategies of remodeling, repricing and television advertising in fiscal 1997.

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

          Food sales account for approximately 78% of revenues at the fifteen Registrant-owned restaurants operated in fiscal 1996, with alcoholic and other beverages representing approximately 22%. Special Luncheon menu items range in price from $3.99 to $6.95. The prices of the specialty and combination dinner items range from $5.95 to $9.95. The per person average check, including beverage for fiscal 1996, is $9.73 and the average dining time per table is approximately 45 minutes.

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

          Expansion Program. During fiscal year 1997, the Registrant will consider acquisition of other sites or franchisee-owned restaurants as they come available. Management intends that the primary growth in sales for fiscal 1997 be accomplished by increasing comparable sales per restaurant through a continuation of existing advertising and remodeling strategies.

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

     FRANCHISED RESTAURANTS

          At the present time, the Registrant is offering franchises on a selective basis. No assurances can be given as to the number of franchise development areas that will be sold during the fiscal year 1997 or the impact of development fee revenues upon the Registrant's profitability and cash position during fiscal year 1997.

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

     ADMINISTRATION AND RELATED MATTERS

          L.B.G., Inc. (formerly Sizzler Family Steak Houses of Southern Louisiana, Inc.) ("L.B.G.") is a company owned by Vincent J. Liuzza, Jr., Chairman of the Board and Chief Executive Officer of the Registrant, David M. Liuzza, a former officer of the Registrant, and Mrs. Vincent J. Liuzza, Sr., (as executrix of the Succession of Vincent J. Liuzza, Sr.) a principal shareholder of the Registrant. Until February, 1994, L.B.G. operated a franchised Cucos restaurant.

          Under an agreement with L.B.G. dated as of October 1, 1983, the Registrant provides bookkeeping, accounting and similar administrative services to L.B.G., which pays the Registrant for a portion of the expenses of providing these services based on L.B.G.'s proportionate share of the aggregate gross sales of L.B.G. and the Registrant. As of June 30, 1996, these costs total about $21,793 per four-week period. Under the above formula, L.B.G. currently pays the Registrant for about .3% of these costs, and the Registrant bears the remaining 99.7%. For fiscal 1996, approximately $808 of these costs were allocated to L.B.G.

          The Registrant and L.B.G. also share rental expenses based upon the square footage of the building occupied by each of them. Under that formula, the Registrant paid approximately 95.5% of the building rental and L.B.G. bore the remaining 4.5%. In the Fiscal Year ended June 30, 1996, the Registrant paid rent of $104,306 and L.B.G. paid $4,867.

          On July 28, 1995, the Company sold its Zero-Coupon Convertible Secured Notes due June 30, 2015, in the aggregate principal amount of $500,000 (the "Notes") to three individuals including Mr. Elie Khoury, President of the Company, who purchased $87,500 principal amount of the Notes for $87,500, and Mr. Frank Ferrara, a Director of the Company who purchased $206,250 principal amount for $206,250. The Notes are convertible into shares of the Company's Common Stock at a conversion price of $0.947 per share of Common Stock, subject to adjustments under antidilution provisions; provided that the conversion privileges cannot be exercised unless (1) shares to be received upon conversion are to be immediately resold in the open marketplace, (2) five years have passed from the date of issuance of the Notes or (3) certain conditions relating to the sale or control of the Company have occurred.

          On July 28, 1995, the Company granted Mr. Khoury and the two other individuals who purchased the Notes, development rights to obtain five licenses to use the Company's unique restaurant system at specific locations within the State of Louisiana to be designated in separate license agreements at a development fee of $15,000 per restaurant. $500 ($100 per license) of this development fee was paid on July 28, 1995, and $14,900 will be payable upon the execution of each license agreement.

          Mr. Khoury serves as President of Mexican Restaurant Management, Inc., a corporation which purchased all of the outstanding stock of Restaurant Investments of Hattiesburg, Inc., a corporation operating a franchised Cucos restaurant in Hattiesburg, Mississippi, on October 18, 1995. Mr. Khoury is voting trustee under a Voting Trust dated October 18, 1995, for all of the stock of Restaurant Investments of Hattiesburg, Inc. Mexican Restaurant Management, Inc. is owned by Mr. Khoury, Mr. Frank Ferrara, a Director of the Company and an independent third party, who has also guaranteed the obligation of Restaurant Investments of Hattiesburg, Inc., to Cucos Inc. As an incentive, Cucos Inc. and Restaurant Investments of Hattiesburg, Inc. entered into a Royalty Incentive Program signed February 6, 1996. The royalty incentive plan is based on quantitative measures, that, once achieved, is expected to result in an operationally sound and stable restaurant as well as provide the franchisee with a further incentive to spend advertising dollars. The franchisee has paid or will pay royalties in an amount of $1,200 per month from October, 1995, through December, 1996, and $1,500 per month beginning January, 1996, and ending December, 1997. At June 30, 1996, Restaurant Investments of Hattiesburg, Inc. owed Cucos Inc. $3,497 in current royalties and miscellaneous receivables.

          Mr. Khoury also serves as President of Restaurant Investments of Jackson, Inc. which operates a franchised restaurant in Jackson, Mississippi. On February 19, 1996, Cucos Inc. awarded Development Rights to obtain up to (2) Licenses to Restaurant Investment of Jackson, Inc. for Dothin, Hinds, Rankin and Madison Counties, Mississippi. In consideration for the development rights, Licensee shall pay no development fee for the first restaurant and $15,000 for the second restaurant which will be paid upon the opening of that restaurant. Also, on February 19, 1996, Cucos Inc. granted a license to Restaurants Investments of Jackson, Inc. to operate a restaurant at 1270 E. County Line Road in Ridgeland, Mississippi. The license fee was for all out-of-pocket expenses. The royalty agreement under the License calls for no royalties for the first six months of operation. Royalties for months 7 - 18 will be 1.0%; for months 19 - 30 royalties will be 2.0%; for months 31 - 42 royalties will be 3.0%; and for months 43 and thereafter will be 4.0%. Mr. Khoury, Mr. Ferrara and an independent third party each own one-third of the outstanding stock of Restaurant Investments of Jackson, Inc. At June 30, 1996, Restaurant Investments of Jackson, Inc. owed the Registrant $4,735 for miscellaneous receivables.

          As described above, the Registrant believes that the terms of the transactions described above are all on terms that are not less favorable to the Registrant than those that could be negotiated with an independent third party.

     EMPLOYEES

          At June 30, 1996, the Registrant-owned restaurants employed approximately 863 part-time and full-time persons, of which 57 were managers and assistant managers, all of whom are full-time. In addition, 19 persons were employed at the Registrant's executive office. The Registrant endeavors to control its employee turnover rate by offering to all full-time restaurant employees certain paid benefits, including life insurance, health insurance and vacation. None of the Registrant's employees are represented by a labor union. The Registrant has experienced no work stoppages attributable to labor disputes and considers its employee relations to be satisfactory.

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

     GOVERNMENT REGULATION

          Each of the Registrant's restaurants is subject to licensing and regulation by state liquor control boards and the state police in Louisiana (with respect to video poker), and by municipal health, sanitation, safety and fire department agencies. The Registrant expects that liquor sales and video poker revenues will account for a significant portion of the Registrant's revenues. During 1996 liquor sales and video poker commissions accounted for about 16.4% and 2.8% of revenues, respectively. During fiscal 1996 and 1995 video poker commissions were significant to the Company's operating results.

          During fiscal 1996, the State of Louisiana passed a local option ordinance on all forms of gambling including video poker. In November, 1996, all parishes in the state will vote whether to retain video poker and other forms of gambling. Management is unable to predict which Parishes will vote for or against the continuation of video poker. If video poker is voted out by a Parish, existing video poker operators will be allowed to operate until July 1999.

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

          Service Marks and Trademarks. The Registrant is the owner of United States Service Mark Registrations Nos. 1,509,612, dated October 18, 1988, for the mark CUCOS; 1,733,801 dated November 17, 1992, for the mark CUCOS BORDER CAFE and DESIGN; and 1,941,214, dated December 12, 1995, for the mark CUCOS MEXICAN CAFE & DESIGN. The Registrant is also the owner of United States Trademark Registrations Nos. 1,405,169, dated August 12, 1986, for the mark FRESH-ITAS (Cucos' version of fajitas) and 1,465,729, dated November 17, 1987, for the mark FRESH-ITA NACHOS (Cucos' version of fajita nachos). Those registrations which issued prior to November 16, 1989, have an effective term of 20 years and those issued on or after November 16, 1989, have an effective term of 10 years, unless sooner terminated by law, and all may be renewed for successive terms so long as the marks continue to be used by Registrant in interstate commerce for the specified services or goods. The Registrant has a pending application for the mark THE TASTE TO MAKE YOU SAY OLE, the mark of which has been approved by the Examiner for publication in the Official Trademark Gazette; and a pending application for IT TASTES BETTER OUR WAY, the mark of which has also been approved by the Examiner for publication in the Official Trademark Gazette. The Registrant also owns a service mark registration as issued by the State of Louisiana, dated July 14, 1987, for the name CU-CO's. This registration is effective for a term of 10 years and may be renewed for successive terms. All of these registrations are valid and subsisting. In addition, Registrant is the owner of Copyright Registrations for its Cucos Power Manual and Video, dated November 4, 1988.

Item 2.   Properties.

          The following table summarizes certain information concerning Registrant-owned restaurants located in facilities that are leased from others as of September 9, 1996.

                                                                   Lease
                                     Size    Dining     Lease    Option(s)
Location          Opened/Acquired    (Sq.   Capacity   Expires    Through
                                     Ft.)
New Orleans -
 Metairie         June 1981          4250      136    1997          2017
Biloxi, MS        April 1982         5600      159    1997          2032
New Orleans -
 Westbank         September 1983     4800      147    1998          2010
Monroe, LA        June 1984          4284      146    1999          2019
Slidell, LA       November 1984      4200      139    2008          2018
Alexandria, LA    March 1985         5040      143    2000          2015
New Orleans -
 Uptown           November 1985      4539      120    2000          2015
Pascagoula, MS    December 1989      5160      130    2011          2021
Hammond, LA       July 1990          6062      130    1996*         2002
Birmingham, AL    March 1992         4560      150    2006          2012
Houma, LA         September 1992     6000      148    2007          2027
Birmingham, AL    February 1993      5000      160    2006          2026
Montgomery, AL    February 1993      5100      170    1997          2007
Ruston, LA        February 1996      5476      162    2003          2026

 *    Renewed through 2002.

          The New Orleans-Westbank location, the Slidell location and the second Birmingham and Montgomery, Alabama, locations are in strip shopping centers. The Hammond, first Birmingham and Houma locations are in shopping malls. Seven leased locations are free-standing buildings. The restaurant leases require the Registrant to pay real estate taxes, insurance and utilities, and to bear repair, maintenance and other expenses normally borne by the lessee under a triple net lease. The Company owns the land and building of its Pensacola restaurant.

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

          Also as previously reported by the Registrant, on April 11, 1990, the primary plaintiff filed a complaint in the 24th Judicial District Court for the Parish of Jefferson, Louisiana, against the Company and, as an additional defendant, its President and Chairman of the Board of Directors, Vincent J. Liuzza, Jr., entitled Tennsonita (Memphis), Inc. v. Cucos Inc. (Case No. 397857-5). The allegations contained therein are substantially similar to those asserted in the dismissed Tennessee complaint. The relief sought by plaintiff includes actual damages, in an amount to be proven at trial, together with attorney's fees, costs, legal interest, and such other relief as the Court may deem appropriate. The Registrant and Mr. Liuzza initially filed certain exceptions to plaintiff's suit, seeking, among other things, dismissal of the suit. The District Court overruled these exceptions. However, the Registrant and Mr. Liuzza presently have pending two additional exceptions, which have not yet been argued. If these exceptions are ruled favorably upon by the District Court, the plaintiff's case would be dismissed by the District Court, subject to plaintiff's right to appeal such a decision. There has been no activity in this litigation for more than two years. On August 3, 1992, however, plaintiff advised Registrant that they had closed the restaurant in Memphis, Tennessee, which closure was allegedly necessitated by the continuing damages and losses suffered by Tennsonita as alleged in the lawsuit. The Registrant believes the plaintiff's claims are groundless.

Item 4.   Submission of Matters to a Vote of Security Holders.

          No matters were submitted to a vote of the Registrant's security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the Fiscal Year.


                             PART II

Item 5.   Market for the Registrant's Common Stock and Related
Shareholder Matters.

          Reference is made to the information concerning the market for the Registrant's common stock, no par value, and related shareholder matters appearing on page 14 of the 1996 Annual Report. Such information is incorporated herein by reference to the 1996 Annual Report.

Item 6.   Management's Discussion and Analysis or Plan of
Operation.

          Reference is made to "Management's Discussion and Analysis of Results of Operation and Financial Condition" appearing on pages 5 through 10 of the 1996 Annual Report. Such information is incorporated herein by reference to the 1996
Annual Report.

Item 7.   Financial Statements.

          Reference is made to the following financial statements and notes thereto appearing on pages 11 through 15 of the 1996
Annual Report. Such information is incorporated herein by reference to the 1996 Annual Report, which is attached as Exhibit
13 to this Report on Form 10-KSB.

Statements of Operations     Fiscal Years ended June 30, 1996,
                             July 2, 1995, and July 3, 1994

Balance Sheets               June 30, 1996, and July 2, 1995

Statements of Cash Flows     Fiscal Years ended June 30, 1996,
                             July 2, 1995, and July 3, 1994

Statements of Shareholders'  Fiscal Years ended June 30, 1996,
Equity                       July 2, 1995, and July 3, 1994

Report of Ernst and Young    Fiscal Years ended June 30, 1996,
LLP, Independent Auditors    July 2, 1995, and July 3, 1994

Report of Management         Fiscal Years ended June 30, 1996,
                             July 2, 1995, and July 3, 1994

Notes to Financial Statements

Item 8.   Changes in and  Disagreements with Accountants on
          Accounting and Financial Disclosure.

          None.


                            PART III

Item 9.   Directors, Executive Officers, Promoters and Control
Persons; Compliance with
          Section 16(a) of the Exchange Act of the Registrant.

          Reference is made to the information concerning the directors of the Registrant and the nominees for re-election as directors appearing under the caption "Election of Directors" in the 1996 Proxy Statement. Such information is incorporated herein by reference to the Registrant's 1996 Proxy Statement filed with the Securities and Exchange Commission on September 30, 1996.

          Reference is made to the information concerning the executive officers of the Registrant who are not directors appearing under the caption "Executive Officers of the Company" in the 1996 Proxy Statement. Such information is incorporated herein by reference to the Registrant's 1996 Proxy Statement filed with the Securities and Exchange Commission on September 30, 1996.

          Reference is made to the information concerning compliance with Section 16(a) of the Exchange Act appearing under the caption "Section 16A, Beneficial Ownerships Reporting Compliance" in the 1996 Proxy Statement. Such information is incorporated herein by reference to the Registrant's 1996 Proxy Statement filed with the Securities and Exchange Commission on September 30, 1996.

Item 10.  Executive Compensation.

          Reference is made to the information concerning remuneration of directors and executive officers of the Registrant appearing under the captions "Additional Information-Executive Compensation," "Additional Information-Stock Option Grants During Fiscal 1996," "Additional Information-Aggregated Stock Option Exercises and Fiscal Year-Ended Option Values," and "Additional Information-Compensation of Directors," in the 1996 Proxy Statement. Such information is incorporated herein by reference to the Registrant's 1996 Proxy Statement filed with the Securities and Exchange Commission on September 30, 1996.

Item 11.  Security Ownership of Certain Beneficial Owners and
Management.

          Reference is made to the information concerning beneficial ownership of the Registrant's Common Stock, which is the only class of the Registrant's voting securities, appearing under the captions "Beneficial Ownership" and "Election of Directors" in the 1996 Proxy Statement. Such information is incorporated herein by reference to the Registrant's 1996 Proxy Statement filed with the Securities and Exchange Commission on September 30, 1996.

Item 12.  Certain Relationships and Related Transactions.

          Reference is made to the information regarding certain relationships and transactions between the Registrant and its directors, nominees for re-election as directors of the Registrant, its executive officers, beneficial owners of 5% or more of its Common Stock and any member of the immediate family of any of the foregoing persons, appearing under the caption "Additional Information-Certain Relationships and Related Transactions" in the 1996 Proxy Statement. Such information is incorporated herein by reference to the Registrant's 1996 Proxy Statement filed with the Securities and Exchange Commission on September 30, 1996.

Item 13.  Exhibits and Reports on Form 8-K.

          EXHIBITS

          The following exhibits are filed with this Annual
Report or are incorporated herein by reference:

Exhibit Number                     Title

 1 2        -  Joint Agreement of Merger, dated February 23,
               1983, of Cu-Co's of Biloxi, Inc.

 1 3-A      -  Copy of Articles of Incorporation of the
               Registrant.

 1 3-A-1    -  Copy of Amendment to Articles of
               Incorporation of the Registrant.

 1 3-A-2    -  Copy of Amendment to Articles of
               Incorporation of the Registrant.

 1 3-A-3    -  Copy of Amendment to Articles of
               Incorporation of the Registrant.

 1 3-B      -  Copy of By-Laws of the Registrant.

 2 3-B-1    -  Copy of Amendment to By-Laws of Registrant.

 9 3-B-2    -  Amended and Restated By-Laws of the
               Registrant.

 3 4-A      -  Rights Agreement, dated as of February 5,
               1990, between the Registrant and Commercial
               National Bank in Shreveport.

 3 4-B      -  Letter, dated February 26, 1991, from Whitney
               National Bank to the Registrant confirming the change of Rights Agent from Commercial
               National Bank in Shreveport to Whitney
               National Bank.

 3 4-C      -  Assignment of Rights Agreement, dated August
               30, 1993, among Whitney National Bank,
               Boatmen's National Bank and the Registrant with respect to the change of Rights Agent from Whitney National Bank to Boatmen's
               National Bank.

 11  4-D    -  Copy of Mortgage and Security Agreement dated
               April 25, 1994, with First National Bank of
               Commerce for $450,000.

 11  4-E    -  Copy of Promissory Note dated October 27,
               1994, with First National Bank of Commerce for $200,000.

 11  4-F    -  Copy of Promissory Note dated October 27,
               1994, with First National Bank of Commerce for $250,000.

 11  4-G    -  Copy of Promissory Note dated October 27,
               1994, with First National Bank of Commerce for $500,000.

 10 4-H     -  Note Purchase Agreement (with Exhibits).

 10 4-I     -  Amendment No. 1 to Rights Agreement.

 1 10-A     -  Copy of Registrant's 1983 Stock Option Plan.

 1 10-B     -  Copy of letter agreement between the
               Registrant and certain stockholders of the Registrant relating to piggyback registration rights.

 4 10-C     -  Amendment No. 1 to 1983 Stock Option Plan of
               Cucos Inc.

 5 10-D     -  Amendment No. 2 to 1983 Stock Option Plan of
               Cucos Inc.

 5 10-E     -  Amendment No. 3 to 1983 Stock Option Plan of
               Cucos Inc.

 6 10-F     -  Amendment No. 4 to 1983 Stock Option Plan of
               Cucos Inc.

 7 10-G     -  Amendment No. 5 to 1983 Stock Option Plan of
               Cucos Inc.

 5 10-H     -  Form of Incentive Stock Option Agreement for
               1983 Stock Option Plan.

 5 10-I     -  Form of Non-Qualified (Employee) Stock Option
               Agreement for 1983 Stock Option Plan.

 5 10-J     -  Form of Non-Qualified (Director) Stock Option
               Agreement for 1983 Stock Option Plan.

 8 10-K     -  Description of Registrant's Bonus Plan.

 9 10-L     -  Copy of Registrant's 1993 Stock Option Plan
               as amended.

 9 10-M Form of Non-Qualified Stock Option Agreement for 1993 Stock Option Plan

 9 10-N        Form of Incentive Stock Option Agreement for
               1993 Stock Option Plan

    13      -  Copy of Registrant's 1996 Annual Report to
               Shareholders

    23      -  Consent of Independent Auditors

    27      -  Financial Data Schedule

________________________________

1    Filed as an exhibit to the Registrant's Registration
     Statement on Form S-18 (Commission File No. 2-87372A) and incorporated herein by reference.

2    Filed as an exhibit to Form 10-K for the fiscal year ended
     July 1, 1984 (Commission File No. 0-12701) and incorporated herein by reference.

3    Filed as an exhibit to Form 8-K dated February 23, 1990
     (Commission File No. 0-12701), as amended by Form 8 dated
     March 12, 1990, and incorporated herein by reference.

4    Filed as an exhibit to the Registrant's Registration
     Statement on Form S-8 (Commission File No. 33-03953) and incorporated herein by reference.

5    Filed as an exhibit to the Registrant's Registration
     Statement on Form S-8 (Commission File No. 33-15785) and incorporated herein by reference.

6    Filed as an exhibit to the Registrant's Registration
     Statement on Form S-8 (Commission File No. 33-26941) and incorporated herein by reference.

7    Filed as an exhibit to Form 10-K for the fiscal year ended
     June 28, 1992 (Commission File No. 0-12701) and incorporated herein by reference.

8    Filed as an exhibit to Form 10-K for the fiscal year ended
     June 28, 1987 (Commission File No. 0-12701) and incorporated herein by reference.

9    Filed as an exhibit to Form 10-KSB for the fiscal year ended
     July 3, 1994 (Commission File No. 0-12701) and incorporated herein by reference.

10   Filed as an exhibit to Form 8-K filed August 11, 1995
     (Commission File No. 0-12701) and incorporated herein by reference.

11   Filed as an exhibit to Form 10-KSB for the fiscal year ended
     July 2, 1995 (Commission File No. 0-12701) and incorporated herein by reference.

          The Registrant is a party to various agreements defining the rights of holders of long-term debt of the Registrant, but no single agreement authorizes securities in an amount which exceeds 10% of the total assets of the Registrant.
Accordingly, such agreements are omitted as exhibits as permitted by Item 601(b) (4) (ii) of Regulation S-B.

     REPORTS ON FORM 8-K:

          No reports on Form 8-K were filed during the fourth quarter of Fiscal Year ended June 30, 1996.


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


                                CUCOS INC.


Date:  September 26, 1996       By:/s/ Vincent J. Liuzza, Jr.
                                   Vincent J. Liuzza, Jr.
                                   Chairman of the Board and
                                   Chief Executive Officer




Date:  September 26, 1996       By:/s/ Thomas J. Sandeman
                                   Thomas J. Sandeman
                                   Vice President-Finance and
                                   Treasurer (Principal Financial
                                   Officer and Principal
                                   Accounting Officer)


          In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of September 26, 1996.



/s/ Sidney C. Pulitzer          /s/ Thomas J. Grace
Sidney C. Pulitzer, Director       Thomas J. Grace, Director and
                                   Secretary



/s/ Miguel Uria                 /s/ Frank J. Ferrara, Jr.
Miguel Uria, Director           Frank J. Ferrara, Director



/s/ David M. Liuzza             /s/ Vincent J. Liuzza, Jr.
David M. Liuzza, Director       Vincent J. Liuzza, Jr., Chairman
                                of the Board of Directors and Chief
                                Executive Officer

/s/
Elie V. Khoury, Director
and President


                          EXHIBIT INDEX


Exhibit Number                      Title

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

 (11)  4-D  -  Copy of Mortgage and Security Agreement dated
               April 25, 1994, with First National Bank of
               Commerce for $450,000.

 (11)  4-E  -  Copy of Promissory Note dated October 27, 1994, with First National Bank of Commerce for
               $200,000.

 (11)  4-F  -  Copy of Promissory Note dated October 27, 1994, with First National Bank of Commerce for
               $250,000.

 (11)  4-G  -  Copy of Promissory Note dated October 27, 1994, with First National Bank of Commerce for
               $500,000.

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

 (5)  10-J  -  Form of Non-Qualified (Director) Stock Option
               Agreement for 1983 Stock Option Plan.

 (8)  10-K  -  Description of Registrant's Bonus Plan.

 (9)  10-L  -  Copy of Registrant's 1993 Stock Option Plan as
               amended.

 (9)  10-M     Form of Non-Qualified Stock Option Agreement for
               1993 Stock Option Plan

 (9)  10-N     Form of Incentive Stock Option Agreement for
               1993 Stock Option Plan

    13      -  Copy of Registrant's 1996 Annual Report to
               Shareholders

    23      -  Consent of Independent Auditors

    27      -  Financial Data Schedule

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

(10) Filed as an exhibit to Form 8-K filed August 11, 1995
     (Commission File No. 0-12701) and incorporated herein by reference.

(11) Filed as an exhibit to Form 10-KSB for the fiscal year ended
     July 2, 1995 (Commission File No. 0-12701) and incorporated herein by reference.