Form 10QSB
period 1997-01-12
CUCOS INC
filed 1997-02-27
CIK 731724

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15 (d) of the
     Securities Exchange Act of 1934

For the quarterly period ended January 12, 1997

                               OR

[  ] Transition Report Pursuant to Section 13 Or 15 (D) of the
     Securities Exchange Act Of 1934

Commission file number 0-12701

For the transition period from _____________ to ____________


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

Yes [ X ] No [    ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
2,113,747 shares of common stock, no par value, as of January 31, 1997.

Transitional Small Business Disclosure Format (check one):

Yes [   ] No [ X ]


Part I--Financial Information
ITEM I.  FINANCIAL STATEMENTS

                           CUCOS INC.
                         BALANCE SHEETS

                                                           Jan. 12, 1997  June 30, 1996
                                                                UNAUDITED
Assets
Current Assets
     Cash and Cash Equivalents                                   $549,508       $781,090
     Receivables:
       Trade                                                      351,064        326,147
       Due from affiliates                                        303,791        306,793
       Notes receivable from franchisees                           15,536         15,536
       Less allowance for doubtful accounts                       121,368         99,118
                                                                  549,023        549,358
     Inventories                                                  257,843        244,589
     Prepaids, deferred taxes and other current assets            440,347        348,834
       TOTAL CURRENT ASSETS                                     1,796,721      1,923,871
Deferred Taxes and Noncurrent Receivables                         346,629        322,508
Property, Equipment and Other
     Land                                                         327,000        327,000
     Property and equipment                                     5,017,098      4,896,737
     Building and leasehold improvements                        5,380,326      5,183,624
     Reacquired franchise rights                                  528,896        528,896
                                                               11,253,320     10,936,257
     Less accumulated depreciation and amortization             5,078,482      4,561,795
                                                                6,174,838      6,374,462
Preopening cost less accumulated amortization                      28,955         96,519
Investment in LaMexiCo, L.L.C.                                    242,207        245,178
Deferred Cost, less accumulated amortization                      143,023         82,100
                                                               $8,732,373     $9,044,638
Liabilities and Shareholders' Equity
Current Liabilities
     Short-term debt payable to banks                            $150,000        $93,000
     Trade accounts payable                                     1,587,741      1,477,670
     Accrued expenses and other                                   595,660        544,119
     Accrued payroll                                              190,842        200,606
     Current portion of long-term debt                            937,914        968,396
       TOTAL CURRENT LIABILITIES                                3,462,157      3,283,791
Long-Term Debt, less current portion                            2,534,150      2,934,051
Convertible Debenture - Non-Interest Bearing                      500,000        500,000
Deferred Revenue                                                   64,333         62,500
Shareholders' Equity
     Preferred Stock, no par value - 1,000,000 shares
       authorized, none issued or outstanding
     Common Stock, no par value - 20,000,000 shares
       authorized, 2,113,747 shares issued and
       outstanding at January 12, 1997, and June 30, 1996       4,745,584      4,745,584
     Additional paid-in capital                                    67,849         67,849
     Retained earnings (deficit)                               (2,641,700)    (2,549,137)
       TOTAL SHAREHOLDERS' EQUITY                               2,171,733      2,264,296
                                                               $8,732,373     $9,044,638

See Notes to Financial Statements.

Part I--Financial Information

                           CUCOS INC.
                     STATEMENT OF OPERATIONS
                            UNAUDITED

                                           12 Weeks         12 Weeks         28 Weeks         28 Weeks
                                             Ended            Ended            Ended            Ended
                                         Jan. 12, 1997    Jan. 14, 1996    Jan. 12, 1997    Jan. 14, 1996
Revenues:
  Sales of Food and Beverages                $4,617,337       $4,623,581      $11,099,759      $10,834,073
  Franchise Fees and Royalties                   23,835           43,845           60,196          100,867
  Commissary, Rent & Other Income               131,529           72,586          278,331          174,088
  Total Revenues                              4,772,701        4,740,012       11,438,286       11,109,028

Costs and Expenses:
  Cost of Sales                               1,264,016        1,256,818        3,061,383        2,901,763
  Restaurant Labor and Benefits               1,542,052        1,547,752        3,664,690        3,581,018
  Other Operating Expenses                      691,940          727,474        1,751,681        1,793,768
  Occupancy Costs                               502,539          476,520        1,178,605        1,119,521
  Preopening Cost Amortization                   28,956                0           67,564                0
  Total Restaurant Operating Expenses         4,029,503        4,008,564        9,723,923        9,396,070

  Operations and Franchise Expenses             374,111          325,795          793,870          718,328
  Corporate Expenses                            368,887          305,835          779,714          766,075
  Interest Expense                               98,873           94,145          233,342          219,491

Income Before Income Taxes                     (98,673)            5,673         (92,563)            9,064

Income Tax
                                                      -                -                -                -

NET INCOME (LOSS)                             $(98,673)           $5,673        $(92,563)           $9,064

Weighted Average Shares and Common
Share Equivalents Outstanding                 2,641,730        2,641,730        2,641,730        2,641,730

INCOME PER SHARE:
  Net Income (Loss) Per Share                   ($0.04)             $.00          ($0.04)             $.00


See Notes to Financial Statements.

Part I--Financial Information

                           CUCOS INC.
                    STATEMENTS OF CASH FLOWS
                            UNAUDITED

                                                           28 Weeks         28 Weeks
                                                            Ended            Ended
                                                        Jan. 12, 1997    Jan. 14, 1996

NET CASH PROVIDED BY OPERATING ACTIVITIES                     $518,874         $496,594

INVESTING ACTIVITIES
 Purchases of Property and Equipment                         (317,063)        (501,199)
 Investment in LaMexiCo, L.L.C.                                  2,971         ( 2,664)
 Net (Additions) Reductions to Deferred Costs and Other       (62,982)         (64,357)

NET CASH USED IN INVESTING ACTIVITIES                        (377,074)        (568,220)

FINANCING ACTIVITIES
 Proceeds from Borrowings                                      850,673          904,887
 Principal Payments on Borrowings                          (1,224,055)        (624,002)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          (373,382)          280,885

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             (231,582)          209,259

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                                     781,090          566,740

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $549,508         $775,999


See Notes to Financial Statements.

                           CUCOS INC.

NOTES TO FINANCIAL STATEMENTS  (UNAUDITED)

1. The Company: Cucos Inc. (the "Company") owns and franchises Mexican restaurants under the name "Cucos". At January 12, 1997, fifteen company-owned restaurants and six franchised restaurants were in operation. At the end of the Comparable Quarter, there were fifteen company-owned and four franchised restaurants in operation.

2. Fiscal Year: The Company uses a 52/53 week year for financial reporting purposes with the Company's fiscal year ending on the Sunday closest to June 30 of each year. Fiscal 1997 will end on June 29, 1997, and will consist of one sixteen-week quarter ending October 20, 1996, and three twelve-week quarters ending January 12, 1997, and April 6, 1997, and June 29, 1997. Fiscal 1996 and fiscal 1997 are both 52 week years.

3. The accompanying unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements have been omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the Company's Annual
     Report  for the fiscal year ended       June 30,  1996.   In
     the opinion of management, these financial statements contain all normal recurring adjustments necessary to fairly present the financial results for the twenty-eight weeks ended January 12, 1997. Operating results for the period shown are not necessarily indicative of the operating results expected for the full fiscal year ending June 29, 1997.

4. Certain reclassifications of previously reported amounts have been made to conform to current classifications.


              ITEM 2.  MANAGEMENT'S DISCUSSION AND
    ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Revenues increased for both the 12 weeks ended January 12, 1997 (the "Current Quarter"), and the 28 weeks ended January 12, 1997 (the "Current First Half"). Revenues increased .69% to $4,772,701, from $4,740,012 for the twelve weeks ended January 14, 1996 (the "Comparable Quarter"). Revenues for the Current First Half increased 3.0% to $11,438,286 from $11,109,028 for the 28 weeks ended January 14, 1996 (the "Comparable First Half"). Food and Beverage Revenues on a comparable sales per restaurant basis decreased 1.3% in the Current Quarter and increased .73% in the Current First Half.

The Company had a net loss of $98,673, ($.04 per share) in the Current Quarter compared to net income of $5,763 ($.00 per share), in the Comparable Quarter. The net loss for the Current First Half was $92,563, ($.04 per share), compared to net income of $9,064 ($.00 per share) in the Comparable First Half.

Sales  of  Food  and Beverages for the Current Quarter  decreased
 .14% to $4,617,337 from $4,623,581 during the Comparable Quarter. The decline in sales for the Current Quarter was due to a temporary reduced level of advertising and increased competition in certain locations. Restaurant level profits declined $27,183 in the Current Quarter, down 4.42% from the Comparable Quarter, primarily due to higher depreciation and amortization expenses and the inclusion of Preopening Cost Amortization in the Current Quarter.

Sales of Food and Beverages for the Current First Half increased $265,686 (2.45%) over the Comparable First Half. The sales increase reflects a slight increase in comparable sales per restaurant. Restaurant level profits for the Current First Half decreased 4.32% to $1,375,836 compared to $1,438,003 in the Comparable First Half due to increased depreciation and amortization expenses and the inclusion of Preopening cost amortization in the Current First Half.

Franchise Fees and Royalties declined to $23,835 in the Current Quarter from $43,845 in the Comparable Quarter. The decrease was primarily due to poorer performance at several franchise restaurants and the Comparable Quarter included Development Fee income which did not recur in the Current Quarter. There were six franchised restaurants in operation at the end of the Current Quarter compared to four franchised restaurants in operation at the end of the Comparable Quarter.

Franchise Fees and Royalties for the Current First Half decreased to $60,196 from $100,867 in the Comparable First Half for the same reasons as the Current Quarter decline.

Total Restaurant Expenses increased $20,939 (.52%) in the Current Quarter over the Comparable Quarter primarily due to the Current Quarter including Preopening Cost Amortization of approximately
$29,000 which was not included in the Comparable Quarter. A brief summary of the various components of Restaurant Expenses as they relate to Restaurant Sales for the Current Quarter versus the Comparable Quarter follows:

                                     Current       Comparable
     Description                     Quarter        Quarter

     Cost of Sales                    27.38%         27.18%
     Restaurant Labor and             33.40          33.48
     Benefits
     Other Operating Expenses         14.99          15.73
     Occupancy Costs                  10.88          10.31
     Preopening                         .63            .00
     Total Restaurant Expenses        87.27%         86.70%

Cost  of  Sales  as  a  percent of Sales  of  Food  and  Beverage increased slightly in the Current Quarter due to food cost inflation. Restaurant Labor and Benefits expense was virtually the same percent of sales as the prior year. Other Operating Expenses, which includes advertising, utilities, supplies, etc., were lower than the prior year primarily due to lower advertising and supplies cost offset partially by decreased video poker revenues. Occupancy Costs increased in both absolute terms and as a percent of sales primarily due to higher depreciation and amortization expense for equipment and leasehold improvements related to recent remodelings, and higher rent expense.

Total Restaurant Expenses increased $327,853 (3.49%) to $9,723,923 in the Current First Half over the Comparable First Half primarily due to increased cost of sales and labor associated with increased sales, and higher occupancy expenses. A brief summary of the various components of Restaurant Expenses as they relate to Restaurant Sales for the Current First Half versus the Comparable First Half follows:

                                     Current       Comparable
     Description                    First Half     First Half

     Cost of Sales                    27.58%         26.78%
     Restaurant Labor and             33.02          33.05
     Benefits
     Other Operating Expenses         15.78          16.56
     Occupancy Costs                  10.62          10.33
     Preopening                         .61            .00
     Total Restaurant Expenses        87.60%         86.73%

Cost of Sales as a percent of Sales of Food and Beverage increased slightly due to food cost inflation. Restaurant Labor and Benefits was virtually the same as the prior year. Other Operating Expenses were lower than the prior year primarily due to lower advertising and supplies cost offset partially by decreased video poker revenues. Occupancy Costs increased in both absolute terms and as a percent of sales primarily due to higher depreciation and amortization expense for equipment and leasehold improvements related to recent remodelings, and higher rent expense.

Operations and Franchise Expenses for the Current Quarter increased by $48,316 (14.8%) over the Comparable Quarter. The increase was primarily due to increased training expenses, provision for uncollectable accounts and costs associated with subleases.

Operations and Franchise Expenses increased by $75,542 (10.5%) in the Current First Half over the Comparable First Half primarily due to increased training expense and costs associated with subleases. The revenue from these subleases is reported in Commissary, Rent and Other Income.

Corporate Expenses for the Current Quarter increased $63,052 (20.6%) over the Comparable Quarter primarily due to increased marketing and salary expenses and a smaller insurance premium credit than in the Comparable Quarter. Corporate Expenses for the Current First Half increased $13,639 (1.8%) from the Comparable First Half.

Interest Expense for the Current Quarter increased $4,728  (5.0%)
from  the  Comparable Quarter and $13,851 (6.3%) for the  Current
First Half. The increased expense was due to a higher effective interest rate on debt.


LIQUIDITY AND CAPITAL RESOURCES

At January 12, 1997, the Company had cash and cash equivalents of $549,508 compared to $781,090 at the end of fiscal 1996.

The current ratio was .52 at the end of the Current Quarter compared to .59 at the end of fiscal 1996.

The  anticipated financing of $160,000 of expenditures associated with  the Alexandria remodeling was not consummated in the Second
Quarter.   The Company expects to obtain long-term financing  for
these expenditures by year-end.

Long-term Debt decreased to $2,534,150 at the end of the Current Quarter compared to $2,934,051 at the end of the fiscal year. The long-term debt/equity ratio decreased to 1.17 to 1.00 in the Current Quarter from 1.30 to 1.00 at the end of the fiscal year.

In order to provide funds to open new restaurants and to improve short-term liquidity, the Company is considering opportunities to refinance its long-term debt.

The Company normally relies on cash flow from operating activities to finance recurring capital expenditures. The Company's capital budget for normal recurring equipment replacement and refurbishing is approximately $325,000, annually.

To fund expansion and major remodels of its restaurants, the Company will rely primarily on landlord financing and the issuance of long-term debt in the form of long-term notes or capital leases.


PROSPECTIVE INFORMATION

There are several franchised restaurants which continue to experience location and local economic problems. The Company has signed a lease agreement to open a new Company-owned restaurant late in calendar year 1997. In addition, the Company has several additional sites under consideration for new company-owned restaurants. A new franchised restaurant opened in Des Moines, Iowa, on January 23, 1997.

On November 5, 1996, each parish in Louisiana voted on whether to continue or appeal casino and video poker gaming. Video Poker was continued in all areas in which the Company currently operates video poker machines except for four locations which represent approximately fifty percent of the Company's gaming revenue. However, in those parishes voting to appeal video poker, existing video poker operators will be allowed to continue to operate until July, 1999.


Part II-Other Information



ITEM 1.   LEGAL PROCEEDINGS.
          None, except as previously reported.

ITEM 2.   CHANGES IN SECURITIES.
          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.
          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          The  Annual Meeting of Shareholders was held on October
          31,  1996.   The following matters were  voted  on  and
          received the specified number of votes for, against, and abstaining:

          1.   Election of Directors:

Name of Nominees                      Votes For      Votes Withheld

Frank Ferrara                         1,900,213          21,301
Thomas J. Grace                       1,899,913          21,601
Elie V. Khoury                        1,899,913          21,601
David M. Liuzza                       1,899,913          21,601
Vincent J. Liuzza, Jr.                1,899,913          21,601
Sidney C. Pulitzer                    1,899,913          21,601
Miguel Uria                           1,899,913          21,601

          2.    Adoption of the Amendments to the Company's  1993
          Stock Option Plan: 1,079,991 votes for; 137,340 votes against; 3,236 votes abstaining; and 700,947 broker non-votes.

          3. Appointment of independent public accountants, Ernst & Young, LLP, for the year 1997: 1,920,013 votes for; 400 votes against; and 1,101 votes abstaining.

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


                           CUCOS INC.
                          (Registrant)



                                   Lee W. Randall


Date:  February 24, 1997      By:  /s/
                                   Lee W. Randall
                                   Vice President and
                                   Chief Financial Officer