Form 10QSB
period 1997-04-06
CUCOS INC
filed 1997-05-15
CIK 731724

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB

(Mark One)
[x]  Quarterly Report under Section 13 or 15 (d) of the
     Securities Exchange Act of 1934

For the quarterly period ended April 6, 1997

                               OR

[  ] Transition Report Pursuant to Section 13 Or 15 (D) of the
     Securities Exchange Act Of 1934

Commission file number 0-12701

For the transition period from _______________ to ______________

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

Yes [ X ] No [    ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
2,113,747 shares of common stock, no par value, as of May 11, 1997.

Transitional Small Business Disclosure Format (check one):

Yes [   ] No [ X ]

Part I--Financial Information
ITEM I.  FINANCIAL STATEMENTS

                           CUCOS INC.
                         BALANCE SHEETS

                                                            April 6, 1997    June 30, 1996
                                                                UNAUDITED
Asets
Current Assets
     Cash and Cash Equivalents                                 $  546,018     $  781,090
     Receivables:
       Trade, Net                                                 230,510        227,029
       Due from affiliates                                        313,928        306,793
       Notes receivable from franchisees                           15,536         15,536
                                                                  559,974        549,358

     Inventories                                                  248,757        244,589
     Prepaids, deferred taxes and other current assets            481,119        348,834
       TOTAL CURRENT ASSETS                                     1,835,868      1,923,871

Deferred Taxes and Noncurrent Receivables                         341,395        322,508

Property, Equipment and Other
     Land                                                         327,000        327,000
     Property and equipment                                     5,044,083      4,896,737
     Building and leasehold improvements                        5,429,296      5,183,624
     Reacquired franchise rights                                  528,896        528,896
                                                               11,329,275     10,936,257
     Less accumulated depreciation and amortization             5,305,720      4,561,795
                                                                6,023,555      6,374,462

Preopening cost less accumulated amortization                           -         96,519
Investment in LaMexiCo, L.L.C.                                    245,954        245,178
Deferred Cost, less accumulated amortization
                                                                  103,610         82,102
                                                               $8,550,382     $9,044,640
Liabilities and Shareholders' Equity
Current Liabilities
     Short-term debt payable to banks                            $150,000       $ 93,000
     Trade accounts payable                                     1,555,002      1,477,670
     Accrued expenses and other                                   521,102        544,119
     Accrued payroll                                              198,838        200,606
     Current portion of long-term debt                          1,009,917        968,396
       TOTAL CURRENT LIABILITIES                                3,434,859      3,283,791
Long-Term Debt, less current portion                            2,354,882      2,934,051
Convertible Debentures - Non-Interest Bearing                     500,000        500,000
Deferred Revenue                                                   42,560         62,500
Shareholders' Equity
     Preferred Stock, no par value - 1,000,000 shares
       authorized, none issued or outstanding
     Common Stock, no par value - 20,000,000 shares
       authorized, 2,113,747 shares issued and
       outstanding at April 6, 1997, and June 30, 1996          4,745,585      4,745,585
     Additional paid-in capital                                    67,849         67,849
     Retained earnings (deficit)                               (2,595,353)    (2,549,136)
       TOTAL SHAREHOLDERS' EQUITY                               2,218,081      2,264,298
                                                               $8,550,382     $9,044,640

See Notes to Financial Statements

Part I--Financial Information

                           CUCOS INC.
                    STATEMENTS OF OPERATIONS
                            UNAUDITED

                                                     12 Weeks       12 Weeks       40 Weeks       40 Weeks
                                                       Ended          Ended          Ended          Ended
                                                   Apr. 6, 1997   Apr. 7, 1996   Apr. 6, 1997   Apr. 7, 1996
REVENUES:
 Sales of Food and Beverages                         $4,854,949     $4,914,027    $15,954,708    $15,748,100
 Franchise Fees and Royalties                            71,368         25,263        131,564        126,130
 Commissary, Rent and Other Income                      131,355         65,681        409,686        239,769
 TOTAL REVENUES                                       5,057,672      5,004,971     16,495,958     16,113,999

COST AND EXPENSES:
 Cost of Sales                                        1,303,526      1,314,562      4,364,909      4,216,325
 Restaurant Labor and Benefits                        1,589,641      1,653,454      5,254,331      5,234,472
 Other Operating Expenses                               684,707        686,391      2,436,388      2,480,159
 Occupancy Costs                                        505,963        495,263      1,684,568      1,614,784
 Preopening Costs                                        28,955              -         96,519              -
 TOTAL RESTAURANT EXPENSES                            4,112,792      4,149,670     13,836,715     13,545,740

 Operations and Franchise Expenses                      438,849        417,866      1,232,719      1,136,194
 Corporate Expenses                                     363,223        341,070      1,142,937      1,107,145
 Interest Expense                                        96,460         92,527        329,802        312,018

Income (Loss)  Before Income Taxes                       46,348          3,838       (46,215)         12,902

Income Taxes
                                                              -              -              -              -

NET INCOME (LOSS)                                   $    46,348   $      3,838   $   (46,215)   $     12,902

Weighted Average Shares and Common Share
Equivalents Outstanding                               2,641,730      2,641,730      2,641,730      2,641,730

INCOME (LOSS) PER SHARE                                   $0.02           $.--        ($0.02)           $.--

See Notes to Financial Statements


Part I--Financial Information

                           CUCOS INC.
                    STATEMENTS OF CASH FLOWS
                            UNAUDITED

                                                                  40 Weeks            40 Weeks
                                                                     Ended               Ended
                                                                April 6, 1997       April 7, 1996

NET CASH PROVIDED BY OPERATING ACTIVITIES                             663,046             826,809

INVESTING ACTIVITIES
 Purchases of Property and Equipment                                 (393,018)           (810,071)
 Proceeds From Sale of Assets                                               -               3,600
 Net Additions to Deferred Costs                                      (24,452)           (181,838)

NET CASH USED IN INVESTING ACTIVITIES                                (417,470)           (988,309)

FINANCING ACTIVITIES
 Proceeds from Borrowings                                           1,387,371           1,096,437
 Principal Payments on Borrowings                                  (1,868,019)           (919,300)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                 (480,648)             177,137

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    (235,072)              15,637

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      781,090             566,740

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $   546,018          $  582,377

See Notes to Financial Statements

CUCOS INC.

NOTES TO FINANCIAL STATEMENTS  (UNAUDITED)

1. The Company: Cucos Inc. (the "Company") owns and franchises Mexican restaurants under the name "Cucos". At April 6, 1997, fifteen Company-owned restaurants and seven franchised restaurants were in operation. At the end of the Comparable Quarter, there were sixteen company-owned and four franchised restaurants in operation.

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

3. The accompanying unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements have been omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the Company's Annual Report for the fiscal year ended June 30, 1996. In the opinion of management, these financial statements contain all normal recurring adjustments necessary to fairly present the financial results for the forty weeks ended April 6, 1997. Operating results for the period shown are not necessarily indicative of the operating results expected for the full fiscal year ending June 29, 1997.

4. Certain reclassifications of previously reported amounts have been made to conform to current classifications.


              ITEM 2.  MANAGEMENT'S DISCUSSION AND
    ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Revenues increased for the 12 weeks ended April 6, 1997 (the "Current Quarter"), and for the 40 weeks ended April 6, 1997 (the "Current Three Quarters"). Revenues increased 1.05% to $5,057,672, from $5,004,971 for the twelve weeks ended April 7, 1996 (the "Comparable Quarter"). Revenues for the Current Three Quarters increased 2.37% to $16,495,958 from $16,113,999 for the 40 weeks ended April 7, 1996 (the "Comparable Three Quarters"). Net Income was $46,348 ($.02 per share) in the Current Quarter compared to Net Income of $3,838 ($.00 per share) in the Comparable Quarter. Net Loss for the Current Three Quarters was $46,215 ($.02 per share) compared to Net Income of $12,902 ($.00 per share) in the Comparable Three Quarters.

Sales of Food and Beverages for the Current Quarter decreased to $4,854,949, down 1.20%, from $4,914,027 during the Comparable Quarter. There were 15 company-owned restaurants open during the Current Quarter compared to sixteen in the Comparable Quarter. Restaurant level profits declined to $742,157 in the Current Quarter from $764,357 in the Comparable Quarter, primarily due to amortization of preopening expenses associated with a new company-owned restaurant in Northern Louisiana.

Sales of Food and Beverages for the Current Three Quarters increased 1.31% to $15,954,708 from $15,748,100 in the Comparable Three Quarters. This increase is primarily due to increased sales at a recently remodeled restaurant and sales from the new company-owned restaurant, both in Northern Louisiana which were partially offset by the reduction in the number of company-owned restaurants. Future sales of food and beverage will be adversely affected as a result of negative publicity concerning the Company's Pensacola, Florida, restaurant. Subsequent to the end of the Third Quarter, this restaurant was temporarily closed by the Department of Business and Professional Regulation of the State of Florida as a result of several code violations which the Department claimed to have found during an inspection of the restaurant. The Company took prompt action to correct the claimed violations and the restaurant was reopened for business within 24 hours. As a result of negative publicity in the local area generated by this event, sales at this restaurant declined and this will adversely affect the Company's sales and profits. The Company is in the process of implementing a program to generate customer traffic at the Pensacola restaurant in order to rebuild sales to their prior levels. The Company does not believe that this event will adversely effect the sales at its other restaurants outside of the Pensacola market. Restaurant level profits for the Current Three Quarters decreased 3.83% to $2,117,993 compared to $2,202,360 in the Comparable Three Quarters due to the preopening expenses noted above and higher cost of sales.

Franchise Fees and Royalties increased to $71,368 from $25,263 in the Comparable Quarter. There were seven franchised restaurants in operation at the end of the Current Quarter compared to four franchised restaurants in operation at the end of the Comparable Quarter. This increase results from license and development fees related to one franchised restaurant opening during the Current Quarter compared to no new franchised restaurants opening during the Comparable Quarter.

Franchise Fees and Royalties for the Current Three Quarters increased to $131,564 from $126,130 in the Comparable Three Quarters primarily due to the new franchised restaurant in Des Moines, Iowa. License and Development fees were $25,000 and
$10,000 respectively in the Current Three Quarters compared to $10,000 of Development Fees in the Comparable Three Quarters. This increase was partially offset by the closing of two franchised restaurants which were operating during the Comparable Three Quarters.

Commissary, Rent and Other Income increased to $131,355 in the Current Quarter from $65,681 in the Comparable Quarter primarily due to increased rental income. Rental Income is derived from five subleased properties in the Current Quarter compared to two properties in the Comparable Quarter. Commissary, Rent, and Other Income increased to $409,686 in the Current Three Quarters compared to $239,769 in the Comparable Three Quarters for the reasons noted above.

Total  Restaurant Expenses decreased .89% to  $4,112,792  in  the
Current Quarter from $4,149,670 in the Comparable Quarter primarily due to lower labor costs. A brief summary of the various components of Restaurant Expenses as they relate to Restaurant Sales for the Current Quarter versus the Comparable Quarter follows:

                                     Current     Comparable
     Description                     Quarter       Quarter

     Cost of Sales                    26.85%       26.75%
     Restaurant Labor and             32.74        33.65
     Benefits
     Other Operating Expenses         14.10        13.97
     Occupancy Costs                  10.42        10.08
     Preopening Costs                   .60          .--
     Total Restaurant Expenses        84.71%       84.45%

Cost of sales, as a percent of sales of food and beverages, was virtually the same as the prior year. Restaurant Labor decreased in the Current Quarter primarily due to higher costs incurred in the Comparable Quarter related to opening a new company-owned restaurant. Other operating expenses which include utilities, advertising, etc. were higher than the prior year due to higher television advertising. Occupancy costs increased in both absolute terms and as a percent of sales primarily due to additional depreciation and amortization expense for equipment and leasehold improvements related to a recent remodeling. In addition, preopening amortization expense was incurred for the newest company-owned restaurant.

Total Restaurant Expenses increased 2.15% to $13,836,715 in the Current Three Quarters from $13,545,740 in the Comparable Three Quarters primarily due to preopening amortization expenses. A brief summary of the various components of Restaurant Expenses as they relate to Restaurant Sales for the Current Three Quarters versus the Comparable Three Quarters follows:

                                     Current     Comparable
     Description                      Three         Three
                                     Quarters     Quarters

     Cost of Sales                    27.36%       26.77%
     Restaurant Labor and             32.93        33.24
     Benefits
     Other Operating Expenses         15.27        15.75
     Occupancy Costs                  10.56        10.25
     Preopening Costs                   .60          .--
     Total Restaurant Expenses        86.72%       86.01%

Cost of sales increased primarily due to higher cost of sales in the Current Three Quarters. Labor declined for the reason noted above. Other Operating Expenses declined due to lower level of advertising costs. Occupancy and Preopening Expenses increased in the Current Three Quarters for the same reasons discussed above.

Operations and Franchise Expenses for the Current Quarter increased to $438,849 in the Current Quarter from $417,866 recorded in the Comparable Quarter. This increase is primarily due to costs incurred to open the new franchised restaurant in Iowa.

Operations and franchise expenses increased to $1,232,719 in the Current Three Quarters from $1,136,194 for the Comparable Three Quarters primarily due to costs incurred to open the new franchised restaurant noted above. In addition, costs for a company-owned restaurant subleased to a franchisee at the beginning of the Current Three Quarters were incurred as restaurant expenses in the Comparable Three Quarters.

Corporate Expenses for the Current Quarter increased by 6.5% to $363,223 from $341,070 in the Comparable Quarter primarily due to declining restaurant construction activity and increased officers' salaries. Corporate Expenses for the Current Three Quarters increased 3.23% to $1,142,937 from $1,107,145 in the Comparable Three Quarters due to the same factors.

Interest Expense for the Current Quarter increased to $96,460 from $92,527 in the Comparable Quarter primarily due to a higher effective interest rate on debt. Interest Expense for the Current Three Quarters was $329,802 compared to $312,018 in the Comparable Three Quarters for the same reason.


LIQUIDITY AND CAPITAL RESOURCES

At April 6, 1997, the Company had cash and cash equivalents of $546,018 compared to $781,090 at the end of fiscal 1996 and $582,377 at the end of the Comparable Quarter.

The current ratio was .53 at the end of the Current Quarter compared to .59 at the end of fiscal 1996 and .61 at the end of the Comparable Quarter.

The  Company  expects  to  complete the long  term  financing  of
$160,000   of   expenditures  associated  with   the   Alexandria
remodeling by year end.

Long-term Debt decreased to $2,354,882 at the end of the Current Quarter compared to $2,934,051 at the end of the fiscal year and decreased from $2,721,301 at the end of the Comparable Quarter. The long-term debt/equity ratio decreased to 1.06 to 1.00 in the Current Quarter from 1.30 to 1.00 at the end of the fiscal year. This ratio was 1.20 to 1.00 at the end of the Comparable Quarter.

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


                                   CUCOS INC.
                                   (Registrant)


                                   Vincent J. Liuzza, Jr.


Date:  May 14, 1997           By:
                                   Vincent J. Liuzza, Jr.
                                   Chairman, Chief Executive Officer,
                                   Chief Financial Officer