Form 10KSB
period 1997-06-29
CUCOS INC
filed 1997-09-26
CIK 731724

September 26, 1997



VIA EDGAR

Securities and Exchange Commission
Judiciary Plaza
450 Fifth Street, N.W.
Washington, DC 20549

RE:  Cucos Inc. - Commission File No. 0-12701

Gentlemen:

On behalf of Cucos Inc. (the "Company"), there follows herewith for filing the Company's Annual Report on Form 10-KSB for the fiscal year ended June 29, 1997, with exhibits.

Very truly yours,

CUCOS INC.


Vincent J. Liuzza, Jr.
Chairman

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB
       (Mark
       One)

        /X/       Annual Report under Section 13 or 15(d) of the
                  Securities Exchange Act of 1934 (Fee Required)
                     for the fiscal year ended June 29, 1997

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

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

Issuer's revenues for its most recent fiscal year:  $21,464,000

      Aggregate market value (based on the average bid and asked prices in the over the-counter market) of the voting stock held by non-affiliates of the Registrant as of September 9, 1997:
approximately $3,567,000.

     Number of shares outstanding of each of the Issuer's Classes of common stock as of September 9, 1997: 2,113,747 shares of Common Stock, no par value.

              Documents Incorporated By Reference.

      Portions  of  the definitive Proxy Statement for  the  1997
Annual Meeting of Shareholders (the "1997 Proxy Statement") are incorporated by reference into Part III.

                          INTRODUCTORY

      Definitions. Except where the context indicated otherwise, the following terms have the following respective meanings when used in this Annual Report: the "Registrant" means Cucos Inc. and the "Fiscal Year" means the 52 weeks ended June 29, 1997, which is the year for which this Annual Report is filed.

      Presentation and Dates of Information. The Item numbers appearing in this Annual Report correspond with those used in Securities and Exchange Commission Form 10-KSB (and, to the extent that it is incorporated into Form 10-KSB, the letters used in the Commission's Regulation S-B) as effective on the date hereof, which specifies the information required to be included in Annual Reports to the Commission. The information contained in this Annual Report is, unless indicated to be given as of a specified date or for a specified period, given as of September 25, 1997. In computing the aggregate market value of the Registrant's voting stock held by non-affiliates disclosed on the cover page to this Annual Report, the following stockholders were treated as affiliates: all executive officers and directors of the Registrant; any person owning more than 10% of the Registrant's Common Stock.


                             PART I

Item 1.   Business

           The Registrant, which was organized in March 1981 by Vincent J. Liuzza, Jr., Chairman of the Board and Chief Executive Officer of the Registrant, and other members of the Liuzza family, operates and franchises full-service restaurants serving moderately priced Sonoran and Tex-Mex Mexican appetizers and entrees and complementary alcoholic beverages. The first Cucos restaurant opened in a suburb of New Orleans (Metairie) in June 1981. At fiscal year end on June 29, 1997, 22 restaurants were operating under the Cucos name, 15 of which are owned by the Registrant and 7 by franchisees. There were twenty-one total restaurants in operation at the end of fiscal 1996. In October, 1997, the Company anticipates opening a new restaurant in Meridian, Mississippi.

           The Registrant has continued its program of remodeling of all company-owned restaurants and increased advertising. During fiscal year ended June 29, 1997, this program resulted in an increase in comparable sales per comparable company-owned restaurant of 0.8%. Comparable guest counts decreased by 0.4% while average check increased by $.09. Average company-owned restaurant profit was 13.7%. Management expects to continue the strategies of remodeling and television advertising in fiscal 1998. Further, the Registrant anticipates adding at least one Registrant owned restaurant in 1998.

REGISTRANT-OWNED RESTAURANTS

           General. Cucos Mexican Restaurants are full service restaurants serving fresh great tasting Mexican cuisine that offer only the best quality and taste. It Tastes Better Our Way! It really does, and there are lots of reasons why. Like our vegetables. We use only the finest and freshest available, such as Haas avocados for our made from scratch guacamole that we prepare fresh every day. We only use fresh, lean hand trimmed choice sirloin and absolutely fresh chicken. Then there are the other shortcuts that we simply won't take. For example, we only use real Monterey Jack and Cheddar cheeses and real dairy sour cream. No imitations. No substitutions. Just like it should be. In fact, everything that comes out of our kitchen is meticulously prepared according to our own very secret, very special recipes. Some of our dishes take hours. All of them take effort. But we don't mind. Because it tastes better our way!

           We serve a variety of traditional Mexican dishes and appetizers such as our sizzling steak, chicken, or shrimp
Fajitas,  Burritos,  Enchiladas, Tamales, and  Chimichangas.   We
also serve several huge combination dinners. We have CucosLite items offering items with reduced fat, calories, and cholesterol without sacrificing taste. We have delicious Vegetarian items as well as the biggest and best Burger in town. Let's not forget our famous award winning margaritas. Cucos' margarita was voted best Margarita in New Orleans three years in a row. We were also voted Best Mexican Restaurant in New Orleans by the readers of New Orleans Magazine.

           We offer a seasonal menu which changes quarterly. Our seasonal menus feature such items as steak, crawfish enchiladas, Creole Mex dishes, and our delicious Vegetarian Fajitas.

          Our restaurants are decorated with Mexican antiques and furniture, terra-cotta tile and hand painted large colorful murals which are unique to each Cucos restaurant. Our Mexican pottery, southwestern plants, colorful hand made Mexican flowers and festive lighting add more Mexican touches to our casual restaurants. During the past fiscal year, we have added colorful new Fiesta plateware and serving dishes as well as a new Cucos' cactus margarita glass.

          Food sales account for approximately 79% of revenues at the fifteen Registrant-owned restaurants operated in fiscal 1997, with alcoholic and other beverages representing approximately 21%. Special Luncheon menu items range in price from $3.99 to $6.95. The prices of the specialty and combination dinner items range from $5.95 to $8.95. The per person average check, including beverage, for fiscal 1997 was $9.84 and the average dining time per table was approximately 45 minutes.

          Restaurant Management and Supervision. Each restaurant is operated in accordance with uniform standards set by management relating to the preparation and service of food and drink, appearance and conduct of employees, and cleanliness of facilities. Food and beverage products are periodically tested for quality and uniformity of portions. In accordance with the Registrant's standards, each restaurant is run by a general manager, assisted by two managers, a kitchen supervisor, a service supervisor and a bar supervisor. At least one manager is on duty during all serving periods. Each of Registrant's restaurant general managers receives, in addition to a salary, incentive compensation calculated as a percentage of sales and profits in excess of a predetermined base level.

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

           Expansion Program. During fiscal year 1998, the Registrant will consider acquisition of sites as they come available. Management intends that the primary growth in sales for fiscal 1998 be accomplished by increasing comparable sales per restaurant through a continuation of existing advertising and remodeling strategies augmented by the opening of one to two new Registrant-owned restaurants.

           The Registrant is planning for expansion of the Cucos system over the long-term. In this connection, the Registrant is currently studying the population densities, traffic patterns, income levels, competition and comparative cost structures for other suitable sites. While the Registrant will focus expansion efforts on Registrant-owned stores, it also intends to expand by further franchising. See "Franchised Restaurants" below.

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

           The success of the Registrant's expansion program will depend on, among other factors, capital availability, whether the Registrant is able to attract and retain sufficient qualified,
experienced   managers  and  assistant  managers,   and   whether
management will be able to ensure that Registrant-owned and franchised restaurants operate in accordance with the Registrant's standards.

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

FRANCHISED RESTAURANTS

           At the present time, the Registrant is offering franchises on a selective basis. No assurances can be given as to the number of franchise development areas that will be sold during the fiscal year 1998 or the impact of development fee revenues upon the Registrant's profitability and cash position during fiscal year 1998.

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

           The  license  agreement provides that the  franchisees
will   comply   strictly   with   the   Registrant's   standards,
specifications,    processes,   procedures,   requirements    and
instructions   regarding  the  operation  of   the   franchisee's
restaurant.   The  Registrant  is obligated  to  provide  initial
training programs for franchisees and to provide personnel for on-
site  assistance  in  opening  each franchised  restaurant.   The
Registrant has the right to approve the person designated by the franchisee to have overall supervisory authority over franchised restaurant operations or, if no such overall operations manager is designated, to approve each restaurant general manager.

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

EMPLOYEES

           At June 29, 1997, the Registrant-owned restaurants employed approximately 837 part-time and full-time persons, of which 53 were managers and assistant managers, all of whom are full-time. In addition, 21 persons were employed at the Registrant's executive office. The Registrant endeavors to control its employee turnover rate by offering to all full-time restaurant employees certain paid benefits, including life insurance, health insurance and vacation. None of the Registrant's employees are represented by a labor union. The Registrant has experienced no work stoppages attributable to labor disputes and considers its employee relations to be satisfactory.

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

           Each of the Registrant's restaurants is subject to licensing and regulation by state liquor control boards and the state police in Louisiana (with respect to video poker), and by municipal health, sanitation, safety and fire department agencies. The Registrant expects that liquor sales and video poker revenues will account for a significant portion of the Registrant's revenues. During 1997 liquor sales and video poker revenues accounted for about 20.5% and 2.6% of food and beverage revenues, respectively.

           During fiscal 1996, the State of Louisiana passed a local option ordinance on all forms of gambling including video poker. In November, 1996, all parishes in the state voted whether to retain video poker and other forms of gambling. Voters in four parishes in which the Registrant operates voted to end video poker and other forms of gambling. The ban on video poker at these locations will be effective in fiscal 2000. In 1997 the Company recorded video poker revenues of 1.5% of sales of food and beverages at these locations. Legislation was considered in the current session of the Louisiana Legislature to further restrict video poker activities. This legislation was defeated in this session; however, future legislative sessions may consider legislation that might adversely impact the Company's remaining video poker activities.

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

           Service Marks and Trademarks. The Registrant is the owner of United States Service Mark Registrations Nos. 1,509,612, dated October 18, 1988, for the mark CUCOS; 1,733,801 dated November 17, 1992, for the mark CUCOS BORDER CAFE and DESIGN; and 1,941,214, dated December 12, 1995, for the mark CUCOS MEXICAN CAFE & DESIGN. The Registrant is also the owner of United States Trademark Registrations Nos. 1,405,169, dated August 12, 1986, for the mark FRESH-ITAS (Cucos' version of fajitas) and 1,465,729, dated November 17, 1987, for the mark FRESH-ITA NACHOS (Cucos' version of fajita nachos). The Registrant is also the owner of United States Service Mark Registration No. 1,996,748, dated August 27, 1996, for the mark THE TASTE TO MAKE YOU SAY OLE` and United States Service Mark Registration No. 2,019,308, issued November 27, 1996, for the mark IT TASTES BETTER OUR WAY. Those registrations which issued prior to November 16, 1989, have an effective term of 20 years and those issued on or after November 16, 1989, have an effective term of 10 years, unless sooner terminated by law, and all may be renewed for successive terms so long as the marks continue to be used by Registrant in interstate commerce for the specified services or goods. The Registrant also owns a service mark registration as issued by the State of Louisiana, dated July 14, 1987; a Virginia State Registration, issued March 8, 1988; a Texas State Registration No. 48214, issued February 25, 1988; a Tennessee State Registration, issued July 2, 1987; a Florida State Registration No. 707,637, dated July 17, 1987; an Alabama State Registration No. 103,383, issued July 14, 1987; a Mississippi State Registration No. 1,509,612, issued on July 27, 1987; and an Arkansas State Registration No. 181-87, issued on July 8, 1986. for the name CU-CO's. This registration is effective for a term of 10 years and may be renewed for successive terms. All of these registrations are valid and subsisting. In addition, Registrant is the owner of Copyright Registrations for its Cucos Power Manual and Video, dated November 4, 1988.

Item 2.   Properties.

           The following table summarizes certain information concerning Registrant-owned restaurants located in facilities that are leased from others as of September 25, 1997.

                                                                                          Lease
                                           Size           Dining          Lease         Option(s)
Location           Opened/Acquired       (Sq. Ft.)       Capacity        Expires         Through
New Orleans -
 Metairie          June 1981               5138            136            2007             None
Biloxi, MS         April 1982              5600            159            1997             2032
New Orleans -
 Westbank          September 1983          4800            147            1998*            2010
Monroe, LA         June 1984               4476            146            1999             2019
Slidell, LA        November 1984           5300            139            2008             2018
Alexandria, LA     March 1985              5125            143            2000             2015
New Orleans -
 Uptown            November 1985           4539            120            2000             2015
Pascagoula, MS     December 1989           5160            130            2011             2021
Hammond, LA        July 1990               6062            130            2001             None
Birmingham, AL     March 1992              4560            150            2006             2012
Houma, LA          September 1992          6000            148            2007             2017
Birmingham, AL     February 1993           5000            160            2006             2026
Montgomery, AL     February 1993           5100            170            2002             2012
Ruston, LA         February 1996           5476            162            2003             2026
Meridian, MS       October 1997            5374            221            2007             2017

* Registrant plans to exercise its renewal option for an additional three years.

          The New Orleans-Westbank location, the Slidell location and the second Birmingham and Montgomery, Alabama, locations are in strip shopping centers. The Hammond, first Birmingham, Houma, and Meridian locations are in shopping malls. Seven leased locations are free-standing buildings. The restaurant leases require the Registrant to pay real estate taxes, insurance and utilities, and to bear repair, maintenance and other expenses normally borne by the lessee under a triple net lease. The Company owns the land and building of its Pensacola restaurant.

          In addition to the leases above, the company has leases
on  four  restaurant properties that are no longer  used  in  its
operations.   The  properties  have  been  subleased   to   other
companies.

Location                    Lease Expires           Sublease Expires

Columbus, GA                    2004                      2004
Cutler Ridge, FL                2005                      2005
Macon, GA                       2011                      2011
Tallahassee                     1998                      1998

Item 3.   Legal Proceedings.

           On April 11, 1990, a franchisee filed a complaint against the Registrant and certain of its officers alleging breach of contract and misrepresentation and seeks damages in excess of $1.6 million. There has been no activity in this litigation for more than six years except for a discovery request filed in January, 1997, which avoided a dismissal of the litigation for non-prosecution. The Registrant believes the claims are without merit and the likelihood of a loss is remote.

Item 4.   Submission of Matters to a Vote of Security Holders.

          No matters were submitted to a vote of the Registrant's
security   holders,  through  the  solicitation  of  proxies   or
otherwise, during the fourth quarter of the Fiscal Year.

                             PART II

Item 5.   Market for the Registrant's Common Stock and Related
          Shareholder Matters.

                     Cucos Inc. - Stock Data

     The Company's common stock is traded on The NASDAQ Small-Cap
Market under the symbol CUCO. The following table sets forth the range of the high and low bid and ask prices for each of the quarters indicated for fiscal 1997 and fiscal 1996.

Fiscal 1996                         High Bid-Ask                Low Bid-Ask
1st Quarter ended 10/22/95           1 1/2-1 5/8                  1-1 3/8
2nd Quarter ended 1/14/96            1 3/4-1 3/4                1 1/8-1 3/8
3rd Quarter ended 4/7/96             1 1/2-1 1/2                1 1/8-1 1/8
4th Quarter ended 6/30/96            1 5/8-1 5/8                1 1/8-1 1/8

Fiscal 1997                         High Bid-Ask               Low Bid-Ask
1st Quarter ended 10/19/96           1 3/8-1 5/8               1 1/4-1 1/4
2nd Quarter ended 1/11/97            1 1/2-1 5/8               1 1/8-1 1/4
3rd Quarter ended 4/5/97             1 3/8-1 5/8               1 1/4-1 5/16
4th Quarter ended 6/29/97            1 3/8-1 1/2               1 3/16-1 1/4

      On September 17, 1997, the closing bid and ask prices for Cucos common stock were 1 3/8 bid and 1 3/8 ask.
       The foregoing quotations reflect inter-dealer prices, without retail markup, mark-down or commission and may not necessarily represent actual transactions.
     Since becoming a public company, Cucos Inc. has paid no cash dividends and has no present intention of paying dividends, but rather will retain its earnings to provide funds for expansion of its business and other corporate purposes.
      Approximate number of shareholders (including beneficial shareholders through nominee registration) as of September 9, 1997: 1,082
Market makers: Herzog, Heine, Geduld, Inc., Legg Mason Wood Walker Inc., Paragon Capital Corp. and Morgan, Keegan & Company.

Item 6.   Management's Discussion and Analysis or Plan of
Operation.

1997 Compared to 1996

      Sales of Food and Beverages declined $179,000 (0.8%) to $21,464,000 from $21,643,000. This decrease was primarily the result of the loss of sales from closing one restaurant offset by an increase in sales from opening a restaurant (a net decrease of $260,000). This decrease was, also, partially offset by an overall increase of $80,000 in the sales in the other restaurants caused by a small decrease in average guest counts offset by a small increase in average check.
      Cost of sales increased $79,000 (1.4%) to $5,737,000 from $5,658,000. This increase is primarily the result of the general impact of inflation.
      Restaurant Labor and Benefits decreased $87,000 (1.2%) to $6,905,000 from $6,991,000. This decrease is primarily the result of closing one restaurant offset by having a full year of operations of a new restaurant (a net decrease of $113,000) and better management of restaurant staffing requirements which was partly offset by the minimum wage increase ($70,000).
       Other Operating Expenses declined from $3,960,000 to $3,751,000 or a decrease of $209,000 (5.3%). The decrease in these costs resulted from closing one restaurant during the year and having a full year of operations of a new restaurant (a decrease of $126,000) and a decline in advertising and promotions of $80,000.
      Occupancy Expense increased $51,000 (2.4%) from $2,149,000 to $2,200,000. This increase resulted from an increase in depreciation and amortization ($76,000) arising from the opening of a new restaurant and equipment upgrades in several other restaurants, and a decrease in rent expense ($21,000).
      Preopening Costs increased to $97,000 from $29,000, an increase of $68,000 resulting from a new restaurant being open for four quarters in 1997 compared to one quarter in 1996.
       Royalties and Franchise Revenues increased $3,000 to $165,000 in 1997 from $162,000 in 1996. This was the result of an increase in licensing fees in 1997 of $25,000 offset by a decline in royalties of $22,000. Franchise expenses increased
$43,000  to  $95,000  in 1997 from $52,000  in  1996.   This  was
primarily due to $49,000 of expenses incurred related to the opening of one franchise restaurant in 1997.
      Commissary and Other Income decreased $46,000 to $190,000 from $236,000 which was the result of an overall general decline in various small income items.
       Operations Expense decreased $161,000 (12.5%) from $1,288,000 to $1,127,000. This decrease was a result of a decrease in bad debt expense ($66,000), a reduction in the loss related to restaurant subleases ($114,000) offset by an increase in training expenses ($28,000) resulting from one additional employee in that area.
      Corporate Expenses decreased $23,000 (1.5%) to $1,461,000 from $1,484,000. This was primarily the result of a reduction in insurance costs ($22,000).
      Operating income before losses related to closed units and asset impairment was $467,000 in 1997 compared to $430,000 in 1996. This increase was the result of the reductions in operations and corporate expenses explained above which more than offset the decline in revenue discussed previously.
      Losses related to closed units and asset impairment reflect management's decision to dispose of equipment used in restaurants that were closed and is currently not in use and a reduction in amounts to be recovered from subleases. (See Notes D and L to the audited financial statements.)
      Interest Expense increased slightly as a result of an increase in overall interest rates offset by a reduction in long-term debt.
      Net income for 1996 was restated to increase interest expense and to decrease net income by $32,000 related to imputed interest on the convertible debenture.

Liquidity and Capital Resources

      Working capital needs have been and will continue to be financed from operations and short term bank borrowings. Restaurant expansion and remodeling has been and will continue to be funded from long term debt, lessor allowances and leases.
Because of the timing of securing long term debt and leases, restaurant expansion and remodeling may be temporarily funded from operations.
      Net cash provided by operations was $881,000 in 1997, a decrease of $15,000 from 1996. Net cash used in investing activities was $525,000 in 1997 compared to $595,000 in 1996, or a decline of $70,000 and primarily included the purchase of property and equipment. Net cash used in financing activities was $661,000 in 1997 and included principal payments on borrowings which were partially offset by additional long term and short term borrowings.
      The Company's line of credit provides $150,000 which may be used for working capital needs as well as restaurant expansion and remodeling. The line of credit bears interest at 2.0% per annum above the New York Prime Rate and had $150,000 outstanding at June 29, 1997.
      The Company is currently constructing a restaurant in Meridian, Mississippi, which is expected to open in October 1997, and will cost approximately $725,000. It is anticipated that this restaurant will be financed with a combination of lessor allowances, leases and long-term debt. The Company anticipates opening an additional restaurant in early 1998 and remodeling at least one existing restaurant and expects to finance these costs in a similar manner.
      The Company has provided a valuation allowance for deferred tax assets of $1,372,000 related primarily to net operating loss carry-forwards which may not be realized through future taxable income and the future reversals of existing taxable temporary differences. Uncertainties that affect the ultimate realization of deferred tax assets include the risk of incurring additional operating losses in the future. The risk has been considered in determining the need for a valuation allowance. Management will continue to assess the adequacy of the valuation allowance on a quarterly basis in fiscal 1998.

Impact of Inflation and Changing Prices

      Inflation in food, labor, construction costs and interest rates can affect the CompanyOs operations. Many of the CompanyOs employees are paid hourly rates related to the minimum wage. Legislation was signed increasing the minimum wage $.50 on October 1, 1996, and an additional $.40 on September 1, 1997 for non-tipped employees. Management expects to institute sales building and cost savings actions to partially offset the effect of this increase. Management estimates that the first increase resulted in $70,000 of additional expense in 1997.
      Management reviews its pricing regularly to ensure it is priced competitively, that it offers outstanding value to its customers, and that margins are maintained. Inflation can also affect food costs, rent, taxes, maintenance, and insurance costs. The Company has offset many of these increases through increased purchasing efficiencies.

Seasonality

      The Company's results are affected by seasonality. Usually the highest sales periods occur in late Spring and Summer, with sales declining in the Fall and Winter. This is especially true for the Gulf Coast restaurants where sales are more dependent on tourism.

Forward-Looking Statements

      Forward-looking statements regarding management's present plans or expectations for new unit openings, remodels, other capital expenditures, the financing thereof, and disposition of impaired units involve risks and uncertainties relative to return expectations and related allocation of resources, and changing economic or competitive conditions, as well as the negotiation of agreements with third parties, which could cause actual results to differ from present plans or expectations, and such differences could be material. Similarly, forward-looking statements regarding management's present expectations for operating results involve risk and uncertainties relative to these and other factors, such as advertising effectiveness and the ability to achieve cost reductions, which also would cause actual results to differ from present plans. Such differences could be material. Management does not expect to update such forward-looking statements continually as conditions change, and readers should consider that such statements speak only as to the date hereof.

Item 7.   Financial Statements.

                   Balance Sheet - Cucos Inc.

                          June 29, 1997

Assets
Current Assets
  Cash and Cash Equivalents                                          $ 476,000
  Receivables:
     Trade                                                             378,000
     Due from Affiliates                                               323,000
     Less Allowance for Doubtful Accounts                               97,000
                                                                       604,000
  Inventories                                                          254,000
  Prepaid Expenses, Deferred Taxes and Other Current Assets            468,000
     TOTAL CURRENT ASSETS                                            1,802,000

Deferred Taxes and Noncurrent Assets                                   309,000

Property, Equipment and Other
  Land                                                                 327,000
  Property and Equipment                                             3,483,000
  Building and Leasehold Improvements                                5,256,000
  Reacquired Franchise Rights                                          529,000
                                                                     9,595,000
  Less Accumulated Depreciation and Amortization                     3,922,000
                                                                     5,673,000

Investment in LaMexiCo, L.L.C.                                         253,000
Assets Held for Sale                                                   102,000
Deferred Costs, Less Accumulated Amortization of $23,000               110,000
                                                                    $8,249,000
Liabilities and Shareholders' Equity

Current Liabilities
  Short-Term Debt Payable to Banks                                    $150,000
  Trade Accounts Payable                                             1,555,000
  Accrued Expenses and Other                                           484,000
  Accrued Payroll                                                      203,000
  Current Portion of Long-Term Debt                                    983,000
     TOTAL CURRENT LIABILITIES                                       3,375,000

Long-Term Debt, Less Current Portion                                 2,230,000
Convertible Debenture - Non-Interest Bearing                           404,000
Deferred Revenue and Other                                             293,000

Shareholders' Equity
  Preferred Stock, No Par Value-1,000,000
     Shares Authorized, None Issued or Outstanding                           -
  Common Stock, No Par Value - 20,000,000 Shares
     Authorized, 2,113,747 Shares Issued and Outstanding             4,746,000
  Additional Paid-in Capital                                           228,000
  Retained Earnings (Deficit)                                       (3,027,000)
     TOTAL SHAREHOLDERS' EQUITY                                      1,947,000
                                                                    $8,249,000

See notes to financial statements.

              Statements of Operations - Cucos Inc.

                                                                                         Fiscal Year Ended
                                                                           June 29, 1997                 June 30, 1996

Restaurant Operations
  Sales of Food and Beverages                                         $21,464,000                   $21,643,000
  Restaurant Expenses:
     Cost of Sales                                                      5,737,000                     5,658,000
     Restaurant Labor and Benefits                                      6,905,000                     6,991,000
     Other Operating Expenses                                           3,751,000                     3,960,000
     Occupancy Costs                                                    2,200,000                     2,149,000
     Preopening Costs                                                      97,000                        29,000
       Total Restaurant Expenses                                       18,690,000                    18,787,000
Income From Restaurant Operations                                       2,774,000                     2,856,000

Royalties and Franchise Revenues, net of
     expenses of $95,000 and $52,000                                       70,000                       110,000
Commissary and Other Income                                               190,000                       236,000
                                                                        3,034,000                     3,202,000

Operations Expenses                                                     1,106,000                     1,288,000
Corporate Expenses                                                      1,461,000                     1,484,000
Losses Related to Closed Units and Asset Impairment                       460,000                             -
Operating Income                                                            7,000                       430,000
Interest Expense                                                          453,000                       447,000
Loss Before Income Taxes                                                 (446,000)                      (17,000)
Income Taxes                                                                    -                             -
Net Loss                                                                $(446,000)                   $  (17,000)

Weighted Average Number of Common Shares and Common Share
Equivalents Outstanding                                                 2,114,000                     2,114,000

Net Loss Per Share                                                       ($.21)                        ($.01)

See notes to financial statements.

              Statements of Cash Flows - Cucos Inc.

                                                                  Fiscal Year Ended
                                                             June 29, 1997    June 30, 1996
Operating Activities

Net Loss                                                        ($446,000)        ($17,000)
  Adjustments to Reconcile Net Loss to Net
     Cash Provided by Operating Activities:
       Depreciation and Amortization                             1,053,000          885,000
       Increase (Decrease) in Deferred Revenue                    (30,000)           51,000
       Loss on Sale of Assets and Other                                  -           24,000
       Asset Impairment and Rent Reserve                           460,000           89,000
       Losses Related to Closed Units                                    -        (218,000)
       Accretion of Discount on Convertible Debenture               32,000           32,000
       Equity in Earnings of Equity Investee,
          Net of Distributions of $17,000 and $20,000              (8,000)            4,000
       Change in Operating Assets and Liabilities:
          Receivables                                             (54,000)          102,000
          Inventories                                             (10,000)         (25,000)
          Prepaids and Other                                     (119,000)         (37,000)
          Deferred Costs                                          (16,000)        (125,000)
          Accounts Payable                                          78,000            8,000
          Accrued Expenses                                        (61,000)          108,000
          Accrued Payroll                                            2,000           15,000
  NET CASH PROVIDED BY OPERATING ACTIVITIES                        881,000          896,000

Investing Activities

  Purchases of Property and Equipment                            (525,000)        (595,000)
  Proceeds From Sale of Assets                                           -            4,000
  NET CASH USED IN INVESTING ACTIVITIES                          (525,000)        (591,000)

Financing Activities

  Change in Short-Term Debt Payable to Banks                        57,000        (221,000)
  Proceeds From Long-Term Borrowings                               452,000          553,000
  Proceeds From Convertible Debt                                         -          500,000
  Principal Payments on Borrowings                             (1,170,000)        (874,000)
  Debt Issuance Costs                                                    -         (49,000)
  NET CASH USED IN FINANCING ACTIVITIES                          (661,000)         (91,000)
  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (305,000)          214,000
Cash and Cash Equivalents at Beginning of Year                     781,000          567,000
  CASH AND CASH EQUIVALENTS AT END OF YEAR                        $476,000         $781,000

Non Cash Financing and Investing Activities
  Equipment Financed by Capital Leases                             $29,000         $598,000

See notes to financial statements.

               Statements of Shareholders' Equity

         Statements of Shareholders' Equity - Cucos Inc.



                                                            Additional Paid-In   Retained Earnings
                                              Common Stock             Capital           (Deficit)           Total

Balance as of July 2, 1995                      $4,746,000             $68,000        $(2,564,000)      $2,250,000
     Net for the year                                    -                   -            (17,000)         (17,000)
     Issuance of convertible debenture -
     non-interest bearing                                -             160,000                   -         160,000
Balance as of June 30, 1996                      4,746,000             228,000         (2,581,000)       2,393,000
     Net for the year                                    -                   -           (446,000)        (446,000)
Balance as of June 29, 1997                     $4,746,000            $228,000        ($3,027,000)      $1,947,000

                           Cucos Inc.
                          June 29, 1997

                  Notes to Financial Statements


Note A - Significant Accounting Policies

      Fiscal Year: The Company uses a 52/53 week year for financial reporting purposes with the Company's fiscal year ending on the Sunday closest to June 30 of each year. 1997 and 1996 were fifty-two week years.
      Industry: The Company is a full-service casual dining restaurant chain offering Mexican appetizers, entrees and complementing beverages. At June 29, 1997, the Company operated fifteen restaurants and franchised seven restaurants.
       Use of Estimates: The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
      Cash and Cash Equivalents: The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.
      Inventories: Inventories, consisting primarily of food and beverages, are stated at the lower of cost (first-in, first-out method) or market.
      Property,  Equipment,  and Other: Property,  Equipment  and
Other is stated on the basis of cost. Depreciation and amortization are computed by the straight-line method over the assetsO useful lives or their lease terms, whichever is shorter. Amortization of assets recorded under capital leases is included in depreciation expense. The useful lives of equipment range from 3-10 years; the useful lives of leasehold improvements are generally 15 years, and the useful lives of reacquired franchise rights, which represents the costs to reacquire franchised restaurants in excess of the tangible assets acquired, are 15 years.
       Deferred  Costs:  Deferred  site  costs  incurred  in  the selection of sites for new company-owned restaurants are capitalized and amortized on a straight-line basis over a 10-year period; costs incurred in the selection of sites for franchised restaurants are accumulated and expensed when the related franchise revenue is recognized. If a potential site is abandoned, the deferred costs related to that site are charged to current operations. Other deferred costs, primarily trademarks, are amortized on a straight-line basis over 20 years. Deferred issuance costs are amortized over the life of the convertible debenture (20 years).
       Advertising Costs: Advertising costs are expensed as incurred. Advertising expense was $954,000 and $1,018,000 in 1997 and 1996, respectively.
      Franchise Fees and Royalties: The Company sells exclusive rights to develop Cucos restaurants for designated territories, as well as individual franchises for each restaurant. The area development agreements call for a nonrefundable fee for territorial exclusivity and for other development opportunities lost or deferred as a result of the rights granted under the agreement. Franchise development fee revenue from these agreements is deferred and recognized as income on a pro rata basis as restaurants are developed in the designated territory or when the developer forfeits the development rights under the agreement. Franchise fee revenue from the individual restaurants is recognized as income when all obligations of the Company are substantially fulfilled, which occurs when the franchise restaurant begins operations. Royalty income is based upon a percentage of franchise sales and recognized as income when earned. Royalties and other receivables are often collaterized by personal guarantees and sometimes equipment owned by the franchisee.
      Investment in LaMexiCo, L.L.C.: The Company accounts for its investment using the equity method of accounting. The difference between the carrying amount of the investment and the amount of the underlying equity in the net assets of the investee is being amortized over the term of the franchise agreement.
      Income Taxes: The Company accounts for income taxes using the liability method. Under this method deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.
      Impairment of Long-Lived Assets: The Company reviews long-lived assets to be held and used in the business for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or a group of assets may not be recoverable. The Company considers a history of operating losses to be its primary indicator of potential impairment. Assets are evaluated for impairment at the operating unit level. An asset is deemed to be impaired if a forecast of undiscounted future operating cash flows directly related to the asset, including disposal value if any, is less than its carrying amount. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying amount of the asset exceeds its fair value. The Company generally estimates fair value by discounting estimated future cash flows. Considerable judgment is necessary to estimate cash flows. Accordingly, it is reasonably possible that actual results could vary significantly from such estimates.
     Stock-Based Compensation: The Company accounts for its stock compensation arrangements under the provision of Accounting Principles Board (OAPBO) No. 25, OAccounting for Stock Issued to EmployeesO.
     Reclassifications: Certain balances in the prior fiscal year have been reclassified to conform with the presentation in the current fiscal year.

Note B - Debt

                                                           June 29, 1997
Notes payable to banks and finance companies:
     Fixed interest rates from 6.5% to 17.6%                 $1,349,000
     Variable interest rates from prime to prime
          plus 1.5%                                             724,000
Capital lease obligations with fixed interest rates
     of 10.0% to 16.5%                                          445,000
Other:
     Fixed interest rates of 4.3% to 17.6%                      570,000
     Variable interest rates at prime plus 1.5%                 125,000
                                                              3,213,000
Less current portion                                            983,000
                                                             $2,230,000

       The Company's debt is collateralized by restaurant equipment, land, building and leasehold improvements and other assets with a carrying value of approximately $4,424,000. Included in other notes payable is an unsecured demand advance by two officers of $31,000 of which $10,000 bears interest at 10%.
      Maturities of long-term debt for each of the next five fiscal years are $983,000 in 1998; $1,209,000 in 1999; $589,000 in  2000; $274,000 in 2001; and $66,000 in 2002. Interest expense approximates interest paid for each of the last two fiscal years. At June 29, 1997, the prime rate was approximately 8.5%.
      The Company has a line-of-credit agreement under which $150,000 can be borrowed at June 29, 1997. There were no amounts available under that agreement as of that date. Borrowings under this agreement are unsecured and mature in October 1997.
      The weighted average interest cost on the short-term borrowings at June 29, 1997, was 10.25% and the overall average interest rate on long term debt was 12.1%.
       Certain credit and long-term debt agreements contain covenants which include provisions for the maintenance of net worth and various ratios. At June 29, 1997, the Company was in compliance with all such covenants.
      The Company has issued $500,000 of zero-coupon convertible unregistered debentures. At the time of issue the majority of these debentures were issued to non-related parties. All of these debentures are now held by related parties. The debentures which are due July 28, 2015, do not bear interest and are convertible into 527,983 shares of the CompanyOs common stock. The debentures are convertible beginning in July 2000, except under certain conditions, primarily relating to the sale or change of control of the Company. The conversion price of the debentures, $0.947 per share, was below the market price of the Company's common stock at the date of issue. In the fourth quarter of 1997 the Company allocated $160,000 of the debenture proceeds to the intrinsic value of the conversion feature, and this amount was credited to paid-in capital. The 1996 financial statements have been restated to increase interest expense and to decrease net income by $32,000 related to imputed interest on the debentures and to increase paid-in capital by $160,000. The debentures are secured by the assignment of one of the CompanyOs restaurant leases and a lien on the Company's tangible personal property located at that restaurant.
      The carrying amounts reported in the balance sheet for debt approximate fair value, as estimated using discounted cash flow analyses, based on the CompanyOs current incremental borrowing rates for similar types of borrowing instruments.

Note C - Income Taxes

Significant components of the CompanyOs deferred tax assets and liabilities are as follows:

                                                            June 29, 1997
Deferred tax assets:
     Net operating loss carryforwards                           $ 459,000
     Tax credit carryforwards                                     642,000
     Reserves                                                     167,000
     Property                                                     230,000
     Other - net                                                   62,000
          Total deferred tax assets                             1,560,000
     Valuation allowance for deferred tax assets               (1,372,000)
                                                                  188,000
Deferred tax liabilities:
     Prepaid and deferred costs                                   (78,000)
          Net deferred tax assets                                $110,000

      The following is a reconciliation of income taxes at the Federal statutory rate of 34% to income taxes reported in the statements of operations based on loss before income taxes:

                                                                      June 29, 1997     June 30, 1996
Income tax benefit at the Federal statutory rate                       $(152,000)          $(6,000)
State taxes, net of Federal deductions                                   (24,000)           (1,000)
Tax credits                                                             (117,000)          (16,000)
Miscellaneous items not deductible for Federal income taxes               41,000            36,000
Change in valuation allowance                                            252,000           (13,000)

Income Taxes                                                            $______-           $_____-

      At June 29, 1997, for federal income tax purposes, the Company had net operating loss carryforwards of approximately $1,164,000 and investment and jobs tax credits carryforwards of approximately $633,000. These carryforwards expire beginning in 1999.
      The Company has provided a valuation allowance for deferred tax assets, which may not be realized through future taxable income and the reversals of taxable temporary differences.

Note D - Leases

      The Company leases nineteen restaurant facilities and its corporate headquarters under noncancelable operating lease agreements with initial lease terms expiring between 1998 and 2011. Eighteen of the restaurant leases have remaining renewal options, and fifteen provide for contingent rentals based on sales performance in excess of specified minimums. Contingent rentals were not material in any year. Some of the leases also have varying escalation clauses based either on fixed dollar increases, a percentage of the previous minimum annual rental, or the consumer price index. Amortization of assets recorded under capital leases is included in depreciation expense.
       The Company subleases four restaurant facilities it previously operated under noncancelable sublease agreements with lease terms expiring from 1998-2011. During the fourth quarter of 1997, the Company recorded a reserve of $260,000 for the difference between anticipated sublease income and the Company's minimum commitment under these leases. This reserve is included in deferred revenue and other liabilities.
      Future minimum lease and sublease payments were as follows at June 29, 1997:

                        Operating Lease           Sublease               Net      Capital Leases
1998                         $1,407,000           $338,000        $1,069,000            $162,000
1999                          1,224,000            231,000           993,000             146,000
2000                          1,171,000            233,000           938,000              73,000
2001                          1,069,000            265,000           804,000              61,000
2002                            965,000            265,000           700,000               3,000
Thereafter                    4,355,000          1,313,000         3,042,000                   -
                            $10,191,000         $2,645,000        $7,546,000            $445,000

      Rent expense for real estate on all the Company's operating leases was $1,441,000 in 1997 and $1,410,000 in 1996.

     Included in Property, Equipment and Other are assets subject to capital leases of:

                                                    June 29, 1997
     Equipment                                         $1,102,000
     Accumulated Amortization                            (600,000)
                                                         $502,000

Note E - Related Party Transactions

      The Company is affiliated with L.B.G., Inc., through common ownership. L.B.G., Inc. reimburses the Company for accounting and administrative services based on the gross sales of each company. The amounts reimbursed in 1997 and 1996 were immaterial. At June 29, 1997, L.B.G. owed the Company $258,000 for food, rent supplies and services of which $180,000 was repaid subsequent to year end. The remaining balance of $78,000 was converted to an unsecured note which bears interest at prime plus 2% and is due in monthly installments of $1,314.
      The Company owns a 26.6% interest in LaMexiCo, L.L.C., a limited liability company, that operates a franchised Cucos in Metairie, Louisiana. The Company also manages the restaurant for LaMexiCo, L.L.C., and receives 4% of net sales as compensation. The undistributed income from LaMexiCo, L.L.C. included in the Company's retained earnings was $9,000 at June 29, 1997. The restaurant opened under the development rights previously owned by L.B.G. Inc. L.B.G. Inc. currently owns 21.6% of LaMexiCo, L.L.C. LaMexiCo, L.L.C. owed the Company $17,000, which is paid current, for management fees, royalties and other expenses.
      The following summarizes the Company's relationships with LaMexiCo, L.L.C.

                                                   1997                1996

Royalties received                               $54,000             $51,000
Management fees received                         $80,000              85,000
Receivable Outstanding at year end               $17,000             $15,000
Equity in earnings                               $25,000             $26,000

     LaMexiCo, L.L.C. summarized financial information (based on the investee's fiscal year ending April of each year):

                                                  1997                 1996
     Balance Sheet
         Total Liabilities                     $253,000             $220,000
         Members Equity                         777,000              765,000
         TOTAL ASSETS                        $1,030,000             $985,000

     Statement of Income
         Revenues                            $1,834,000           $1,840,000
         Net Income                            $115,000              $99,000

      The Company leases the land, building and improvements for one Company-owned restaurant from a director. The primary term of the lease was 15 years and expires in 2000 with an option to renew for 15 years. The Company paid rent of $122,000 in 1997 and 1996.
      The Company has agreements with Brothers Video, Inc., an affiliated company, to supply video poker machines in nine Cucos restaurants located in Louisiana. The term of each agreement is 5 years. The Company has the option to renew each contract for two additional years.
      Under the agreements the Company shares in the gross device revenues less state franchise fees and receives 65% of the net receipts  during  the  first  two  years  of  the  term  and  70%
thereafter. The Chairman and Chief Executive Officer of the Company is the sole stockholder of Brothers Video, Inc. At June 29, 1997, the Company had a current accounts receivable from Brothers Video, Inc. of $36,000 for video poker revenues earned. The Company's share of video poker revenues, included in sales of food and beverages, was 2.6% and 2.7% of sales of food and beverages in 1997 and 1996 respectively.
      The President of the Company owns an interest in two franchise companies which operate two of the Company's franchised restaurants. The Company received royalties of $12,000 in 1997 and $2,400 in 1996 from these two companies. These franchise companies owe the Company $12,000 at June 29, 1997, which is paid current.
       The   convertible  debenture  holders  have  been  granted
development  rights  to  open restaurants  in  certain  areas  of
Louisiana   and  Mississippi,  which  are  subject  to   separate
development agreements.  No restaurants were opened in 1997 under these agreements.
      Also see Note B for a description of issuance of $500,000  of
non  interest  bearing convertible debt to related  parties.   At
various times during 1997 two officers made advances to the Company totaling $179,000 of which $148,000 has been repaid. The high balance outstanding during the year was $90,000. See Note B.

Note F - Stock Options

       The  Company's  1993  Incentive  Stock  Option  Plan   has
authorized the grant of options to directors and management personnel for up to 509,000 shares of the Company's common stock. The option price of each incentive stock option granted may not be less than 100% of the fair market value of the Common Stock at date of grant. No minimum option price is required for nonqualified stock options, but the Company's policy is that these options will not be granted with an exercise price of less than the fair market value of the Common Stock at the date of grant. All options granted have 10 year terms and vest and become exercisable in four equal annual installments beginning one year after the grant date.
     The following table summarizes options outstanding for 1997. The weighted average contractual life is 10 years.

                                                                  Weighted
                                                 Shares          Avg. Price
     Outstanding at beginning of year            395,000               $1.67
     Granted/Converted                           244,000               $1.32
     Forfeited/Converted                        (269,000)              $1.73
     Exercised                                         -                   -
     Outstanding at end of year                  370,000               $1.40
     Exercisable at end of year                  251,000
     Exercise Price                                              $1.18-$1.94

      The weighted average remaining contractual life of the options outstanding is 8.5 years. The weighted average fair value of options granted during the year was $1.00 per share.
      The Company's 1983 Plan expired in 1993 and has been replaced by the 1993 Plan. In June 1997, all option holders under the 1983 Plan were permitted to convert all of the outstanding options (212,000) to options issued under the 1993 Plan. All options outstanding were converted and were immediately vested and exercisable.
      Pro forma information regarding net income and earnings per share is required by FASB Statement 123, Accounting for Stock Based Compensation, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to June 1995, under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1996, respectively: risk-free interest rates of 6.3% and 5.9%; no dividends; volatility factors of the expected market price of the Company's common stock of .54 and .48; and a weighted-average expected life of the options of 5 years.
      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.
      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information). Pro forma 1997 income was significantly impacted by the modification of the options granted under the 1983 Plan.

                                              1997               1996
     Pro forma net loss                   ($662,000)          ($20,000)
     Pro forma loss per share                ($.31)             ($.01)

Note G - Per Share Amounts

      Per share amounts are based on the weighted average number of shares of Common Stock and dilutive common stock equivalents outstanding. Common stock equivalents were anti-dilutive in 1997 and 1996. The Financial Accounting Standards Board has issued FAS 128, Earnings Per Share, which will be effective in the period ending December 1997. The adoption of this pronouncement will have no impact on the Company's 1996 or 1997 reported per share amounts.

Note H - Franchise Operations

      In addition to its company-owned restaurants, the Company had seven franchised restaurants in operation at the end of 1997. During 1997 one franchised restaurant opened and no franchised restaurants closed. During 1996, one franchised restaurant opened and three closed.

Note I - ShareholdersO Rights Agreement

      In 1989 the Company declared a distribution of rights to purchase the Company's Common Stock at a rate of one right for each outstanding share of the Company's Common Stock. The rights were issued in February 1990. The rights are not exercisable until ten days following the occurrence of one of the following events: 1) acquisition by a group or person of 15% or more of the Company's Common Stock, or 2) an announcement by a potential acquirer of a tender or exchange offer that would result in the ownership of 15% or more of the Company's Common Stock. Once exercisable, unless redeemed earlier by the Company, each right entitles the holder to buy $12 worth of shares of the CompanyOs Common Stock for an exercise price of $6. The Company may redeem the rights at $.01 per right at any time until 10 days after 15% or more of the CompanyOs Common Stock is acquired by a person or group. The rights will expire on December 31, 1999.

Note J - Defined Contribution Plan

      The Company sponsors a defined contribution savings plan which is available to substantially all employees. Eligible employees may contribute up to 20% of their compensation. The Company contributes an additional amount to the plan equal to 15% of employee contributions up to 5% of compensation. Company contributions were $15,000 and $10,000 in 1997 and 1996, respectively.

Note K - Contingencies

      The Company has various lawsuits arising from its normal operations. It is the opinion of management that the outcome of these matters will not have a material adverse effect on the Company's financial position or results of operations.

Note L - Assets Held For Sale

      During the fourth quarter of 1997, the Company decided to dispose of certain equipment from closed restaurants because this equipment, which had a carrying value of $302,000, no longer met the Company's specifications. The Company plans to sell this equipment in 1998. It has recorded the equipment at its estimated salvage value net of costs to sell. Accordingly, the Company recorded an impairment loss of approximately $200,000, which is included in losses related to closed units and asset impairment.


        Report of Ernst & Young LLP, Independent Auditors

Board of Directors and Shareholders
Cucos Inc.

     We have audited the accompanying balance sheet of Cucos Inc. as of June 29, 1997, and the related statements of operations, shareholdersO equity, and cash flows for each of the two years in the period ended June 29, 1997. These financial statements are the responsibility of the CompanyOs management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cucos Inc. at June 29, 1997, and the results of its operations and its cash flows for each of the two years in the period ended June 29, 1997, in conformity with generally accepted accounting principles.
      As discussed in Note B, the Company has restated its 1996 financial statements to recognize interest expense for the discount feature of the debentures convertible into common stock at a discount to market price.


New Orleans, Louisiana                  ERNST & YOUNG LLP
September 11, 1997


Item 8.   Changes  in  and   Disagreements  with  Accountants  on
          Accounting and Financial Disclosure.

          None.


                            PART III

Item 9.   Directors,  Executive Officers, Promoters  and  Control
          Persons;  Compliance with Section 16(a) of the Exchange
          Act of the Registrant.

           Reference is made to the information concerning the directors of the Registrant and the nominees for re-election as directors appearing under the caption "Election of Directors" in the 1997 Proxy Statement. Such information is incorporated herein by reference to the Registrant's 1997 Proxy Statement to be filed with the Securities and Exchange Commission in October, 1997.

           Reference is made to the information concerning the executive officers of the Registrant who are not directors appearing under the caption "Executive Officers of the Company" in the 1997 Proxy Statement. Such information is incorporated herein by reference to the Registrant's 1997 Proxy Statement to be filed with the Securities and Exchange Commission in October, 1997.

            Reference is made to the information concerning compliance with Section 16(a) of the Exchange Act appearing under the caption "Section 16A, Beneficial Ownership's Reporting Compliance" in the 1997 Proxy Statement. Such information is incorporated herein by reference to the Registrant's 1997 Proxy Statement to be filed with the Securities and Exchange Commission on October, 1997.

Item 10.  Executive Compensation.

            Reference is made to the information concerning remuneration of directors and executive officers of the Registrant appearing under the captions "Additional Information-Executive Compensation," "Additional Information-Stock Option Grants During Fiscal 1997," "Additional Information-Aggregated Stock Option Exercises and Fiscal Year-Ended Option Values," and "Additional Information-Compensation of Directors," in the 1997 Proxy Statement. Such information is incorporated herein by reference to the Registrant's 1997 Proxy Statement to be filed with the Securities and Exchange Commission in October, 1997.

Item  11.   Security Ownership of Certain Beneficial  Owners  and
Management.

            Reference is made to the information concerning beneficial ownership of the Registrant's Common Stock, which is the only class of the Registrant's voting securities, appearing under the captions "Beneficial Ownership" and "Election of Directors" in the 1997 Proxy Statement. Such information is incorporated herein by reference to the Registrant's 1997 Proxy Statement to be filed with the Securities and Exchange Commission in October, 1997.

Item 12.  Certain Relationships and Related Transactions.

           Reference is made to the information regarding certain relationships and transactions between the Registrant and its directors, nominees for re-election as directors of the Registrant, its executive officers, beneficial owners of 5% or more of its Common Stock and any member of the immediate family of any of the foregoing persons, appearing under the caption "Additional Information-Certain Relationships and Related Transactions" in the 1997 Proxy Statement. Such information is incorporated herein by reference to the Registrant's 1997 Proxy Statement to be filed with the Securities and Exchange Commission in October, 1997.

Item 13.  Exhibits and Reports on Form 8-K.

          EXHIBITS

           The  following  exhibits are filed  with  this  Annual
Report or are incorporated herein by reference:

Exhibit Number                         Title

 1 2        -   Joint Agreement of Merger, dated February 23,
                1983, of Cu-Co's of Biloxi, Inc.

 1 3-A      -   Copy of Articles of Incorporation of the
                Registrant.

 1 3-A-1    -   Copy of Amendment to Articles of Incorporation of
                the Registrant.

 1 3-A-2    -   Copy of Amendment to Articles of Incorporation of
                the Registrant.

 1 3-A-3    -   Copy of Amendment to Articles of Incorporation of
                the Registrant.

 1 3-B      -   Copy of By-Laws of the Registrant.

 2 3-B-1    -   Copy of Amendment to By-Laws of Registrant.

 9 3-B-2    -   Amended and Restated By-Laws of the Registrant.

 3 4-A      -   Rights Agreement, dated as of February 5, 1990,
                between the Registrant and Commercial National
                Bank in Shreveport.

 3 4-B      -   Letter, dated February 26, 1991, from Whitney
                National Bank to the Registrant confirming the change of Rights Agent from Commercial National
                Bank in Shreveport to Whitney National Bank.

 3 4-C      -   Assignment of Rights Agreement, dated August 30,
                1993, among Whitney National Bank, Boatmen's
                National Bank and the Registrant with respect to the change of Rights Agent from Whitney National
                Bank to Boatmen's National Bank.

 11 4-D     -   Copy of Mortgage and Security Agreement dated
                April 25, 1994, with First National Bank of
                Commerce for $450,000.

 11 4-E     -   Copy of Promissory Note dated October 27, 1994,
                with First National Bank of Commerce for $200,000.

 11 4-F     -   Copy of Promissory Note dated October 27, 1994,
                with First National Bank of Commerce for $250,000.

 11 4-G     -   Copy of Promissory Note dated October 27, 1994,
                with First National Bank of Commerce for $500,000.

 10 4-H     -   Note Purchase Agreement (with Exhibits).

 10 4-I     -   Amendment No. 1 to Rights Agreement dated March
                12, 1991.

 12 4-J     -   Assignment of Rights Agreement dated June 2, 1997,
                among Boatman's National Bank, ChaseMellon
                Shareholder Services, L.L.C. and the Registrant with respect to the change of Rights Agent to ChaseMellon Shareholder Services, L.L.C.

 1 10-A     -   Copy of Registrant's 1983 Stock Option Plan.

 1 10-B     -   Copy of letter agreement between the Registrant
                and certain stockholders of the Registrant relating to piggyback registration rights.

 4 10-C     -   Amendment No. 1 to 1983 Stock Option Plan of Cucos
                Inc.

 5 10-D     -   Amendment No. 2 to 1983 Stock Option Plan of Cucos
                Inc.

 5 10-E     -   Amendment No. 3 to 1983 Stock Option Plan of Cucos
                Inc.

 6 10-F     -   Amendment No. 4 to 1983 Stock Option Plan of Cucos
                Inc.

 7 10-G     -   Amendment No. 5 to 1983 Stock Option Plan of Cucos
                Inc.

 5 10-H     -   Form of Incentive Stock Option Agreement for 1983
                Stock Option Plan.

 5 10-I     -   Form of Non-Qualified (Employee) Stock Option
                Agreement for 1983 Stock Option Plan.

 5 10-J     -   Form of Non-Qualified (Director) Stock Option
                Agreement for 1983 Stock Option Plan.

 8 10-K     -   Description of Registrant's Bonus Plan.

 9 10-L     -   Copy of Registrant's 1993 Stock Option Plan as
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

3    Filed  as  an  exhibit to Form 8-K dated February  23,  1991
     (Commission  File No. 0-12701), as amended by Form  8  dated
     March 12, 1991, and incorporated herein by reference.

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

12 Filed as an exhibit to Form 8-A dated September 11, 1997, and incorporated herein by reference.

           The Registrant is a party to various agreements defining the rights of holders of long-term debt of the Registrant, but no single agreement authorizes securities in an amount which exceeds 10% of the total assets of the Registrant. Accordingly, such agreements are omitted as exhibits as permitted by Item 601(b) (4) (ii) of Regulation S-B.

     REPORTS ON FORM 8-K:

           No reports on Form 8-K were filed during the fourth quarter of Fiscal Year ended June 29, 1997

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


                                CUCOS INC.


Date:  September 25, 1997       By:/s/ Vincent J. Liuzza, Jr.
                                   Vincent J. Liuzza, Jr.
                                   Chairman of the Board and
                                   Chief Executive Officer

          In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of September 25, 1997.



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

/s/ Elie V Khoury
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

 (11)  4-E  -     Copy of Promissory Note dated October 27, 1994,
                  with First National Bank of Commerce for
                  $200,000.

 (11)  4-F  -     Copy of Promissory Note dated October 27, 1994,
                  with First National Bank of Commerce for
                  $250,000.

 (11)  4-G  -     Copy of Promissory Note dated October 27, 1994,
                  with First National Bank of Commerce for
                  $500,000.

 (10)  4-H  -     Note Purchase Agreement (with Exhibits).

 (10)  4-I  -     Amendment No. 1 to Rights Agreement dated March
                  12, 1991.

 (12)  4-J  -     Assignment of Rights Agreement dated June 2,
                  1997, among Boatman's National Bank, ChaseMellon
                  Shareholder Services, L.L.C. and the Registrant with respect to the change of Rights Agent to ChaseMellon Shareholders Services, L.L.C.

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

(3)  Filed  as  an  exhibit to Form 8-K dated February  23,  1990
     (Commission  File No. 0-12701), as amended by Form  8  dated
     March 12, 1991, and incorporated herein by reference.

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

(12) Filed as an exhibit to Form 8-A dated September 11, 1997, and incorporated herein by reference.