Form 10QSB
period 1997-10-19
CUCOS INC
filed 1997-12-03
CIK 731724

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB

(Mark One)
[x]  Quarterly Report under Section 13 or 15 (d) of the
     Securities Exchange Act of 1934

For the quarterly period ended October 19, 1997

                               OR

[  ] Transition Report Pursuant to Section 13 Or 15 (D) of the
     Securities Exchange Act Of 1934

Commission file number 0-12701

For the transition period from _______________ to _____________

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

Yes [ X ] No [    ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
2,113,747 shares of common stock, no par value, as of December 1, 1997.

Transitional Small Business Disclosure Format (check one):

Yes [   ] No [ X ]


Part I--Financial Information
ITEM I.  FINANCIAL STATEMENTS


                           CUCOS INC.
                         BALANCE SHEETS
                                                                 Oct. 19, 1997
                                                                     UNAUDITED
Assets
Current Assets
     Cash and Cash Equivalents                                        $577,000
     Receivables:
       Trade                                                           442,000
       Due from Affiliates                                             174,000
       Less Allowance for Doubtful Accounts                            138,000
                                                                       478,000

     Inventories                                                       255,000
     Prepaid Expenses, Deferred Taxes and Other Current Assets         593,000
       TOTAL CURRENT ASSETS                                          1,903,000

Deferred Taxes and Noncurrent Assets                                   305,000

Property, Equipment and Other
     Land                                                              327,000
     Property and Equipment                                          3,671,000
     Building and Leasehold Improvements                             5,430,000
     Reacquired Franchise Rights                                       529,000
                                                                     9,957,000
     Less Accumulated Depreciation and Amortization                  4,178,000
                                                                     5,779,000

Investment in LaMexiCo, LLC                                            245,000
Assets Held for Resale                                                  77,000
Deferred Costs Less Accumulated Amortization                           233,000
     TOTAL ASSETS                                                   $8,542,000

Liabilities and Shareholders' Equity
Current Liabilities
     Short-Term Debt Payable to Banks                               $        -
     Trade Accounts Payable                                          1,823,000
     Accrued Expenses and Other                                        483,000
     Accrued Payroll                                                   219,000
     Current Portion of Long-Term Debt                                 413,000
       TOTAL CURRENT LIABILITIES                                     2,938,000

Long-Term Debt, Less Current Portion                                 2,975,000
Convertible Debentures - Non-Interest Bearing                          414,000
Deferred Revenue and Other                                             246,000

Shareholders' Equity
     Preferred Stock, No Par Value - 1,000,000 Shares
       Authorized, None Issued or Outstanding                                -
     Common Stock, No Par Value - 20,000,000 Shares
       Authorized, 2,113,747 Shares Issued and Outstanding           4,746,000
     Additional Paid-in Capital                                        228,000
     Retained Earnings (Deficit)                                   (3,005,000)
       TOTAL SHAREHOLDERS' EQUITY                                    1,969,000
Total Liabilities and Equity                                        $8,542,000

See Notes to Financial Statements


Part I--Financial Information
[CAPTION]

                           CUCOS INC.
                    STATEMENTS OF OPERATIONS
                            UNAUDITED

                                                              16 Weeks       16 Weeks
                                                                Ended          Ended
                                                            Oct. 19, 1997  Oct. 20, 1996
Restaurant Operations
 Sales of Food and Beverages                                   $6,506,000     $6,649,000
 Restaurant Expenses:
   Cost of Sales                                                1,740,000      1,797,000
   Restaurant Labor and Benefits                                2,142,000      2,123,000
   Other Operating Expenses                                     1,208,000      1,226,000
   Occupancy Costs                                                675,000        676,000
   Preopening Costs                                                     -         39,000
     Total Restaurant Expenses                                  5,765,000      5,861,000
Income from Restaurant Operations                                 741,000        788,000

Royalties and Franchise Revenues, Net of Expenses
   of $6,997 and $8,872                                            34,000         28,000
Commissary and Other Income                                        70,000         69,000
                                                                  845,000        885,000

Operations Expenses                                               296,000        333,000
Corporate Expenses                                                400,000        411,000
Operating Income                                                  149,000        141,000

Interest Expense                                                  128,000        144,000
Income (Loss) Before Income Taxes                                  21,000        (3,000)
Income Taxes                                                            -              -
Net Income (Loss)                                                 $21,000       ($3,000)

Weighted Average Shares of Common Shares and Common
 Share Equivalents Outstanding                                  2,654,000      2,114,000

Net Income (Loss) Per Share                                         $0.01          $0.00

See Notes to Financial Statements

Part I--Financial Information
[CAPTION]

                           CUCOS INC.
                    STATEMENTS OF CASH FLOWS
                            UNAUDITED


                                                          16 Weeks         16 Weeks
                                                           Ended            Ended
                                                       Oct. 19, 1997    Oct. 20, 1996

NET CASH PROVIDED BY OPERATING ACTIVITIES                    $551,000         $220,000

INVESTING ACTIVITIES
 Purchases of Property and Equipment                         (361,000)        (248,000)
 Change in Deferred Costs                                    (123,000)         (26,000)

NET CASH USED IN INVESTING ACTIVITIES                        (484,000)        (274,000)

FINANCING ACTIVITIES
 Proceeds from Borrowings                                     344,000           73,000
 Principal Payments on Borrowings                            (310,000)        (299,000)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            34,000         (226,000)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              101,000         (280,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              476,000          781,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $577,000         $501,000


See Notes to Financial Statements


CUCOS INC.

NOTES TO FINANCIAL STATEMENTS  (UNAUDITED)

1. The Company: Cucos Inc. (the "Company") owns and franchises Mexican restaurants under the name "Cucos". At October 19, 1997, sixteen Company-owned restaurants and seven franchised restaurants were in operation, one of which closed October 31, 1997. At the end of the Comparable Quarter, there were fifteen company-owned and six franchised restaurants in operation.

2. Fiscal Year: The Company uses a 52/53 week year for financial reporting purposes with the Company's fiscal year ending on the Sunday closest to June 30 of each year. Fiscal 1998 will end on June 28, 1998, and will consist of one sixteen-week quarter ending October 19, 1997, and three twelve-week quarters ending January 11, 1998, and April 5, 1998, and June 28, 1998. Fiscal 1997 and fiscal 1998 are both 52 week years.

3. The accompanying unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements have been omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the Company's Annual Report for the fiscal year ended June 29, 1997. In the opinion of management, these financial statements contain all normal recurring adjustments necessary to fairly present the financial results for the sixteen weeks ended October 19, 1997. Operating results for the period shown are not necessarily indicative of the operating results expected for the full fiscal year ending June 28, 1998.

4. Per share amounts are based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Common stock equivalents were antidilutive for the 16 week period ended October 20, 1996.

4. Certain reclassifications of previously reported amounts have been made to conform to current classifications which relate primarily to the allocation of convertible debenture proceeds and the related imputed interest expense.


              ITEM 2.  MANAGEMENT'S DISCUSSION AND
    ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Net income for the sixteen weeks ended October 19, 1997 (the "Current Quarter") increased to $21,000 compared to a net loss of $3,000 in the sixteen weeks ended October 20, 1996 (the "Comparable Quarter"). This was the result of a $48,000 decline in operations and corporate expenses and a $16,000 decline in interest expense which were partially offset by a decline in income from restaurant operations of $47,000.

Sales of food and beverages declined for the Current Quarter to $6,506,000 from $6,649,000 for the Comparable Quarter (a decrease of 2.2%). This was the result of a decline in average weekly guest counts in certain markets. Comparable restaurant sales declined 2.8%.

Restaurant expenses declined to $5,765,000 in the Current Quarter compared to $5,861,000 in the Comparable Quarter. This was the result of an overall decline in restaurant expenses primarily due to lower sales volumes and a reduction in advertising costs which were partially offset by an increase in restaurant labor costs resulting from the increase in the minimum wage. A brief summary of the component restaurant expenses are:

                                           Current     Comparable
     Description                           Quarter       Quarter

     Cost of Sales                          26.74%        27.04%
     Restaurant Labor and Benefits          32.93         31.92
     Other Operating Expenses               18.56         18.44
     Occupancy Costs                        10.38         10.17
     Preopening Costs                           -           .58
     Total Restaurant Expenses              88.61%        88.15%

Royalties and franchise revenues increased to $34,000 in the Current Quarter compared to $28,000 in the Comparable Quarter. This was due primarily to having an additional franchised restaurant opened in the Current Quarter compared to the Comparable Quarter.

Operations and corporate expenses declined slightly in the Current Quarter compared to the Comparable Quarter. This is the result of tight cost controls maintained in the Company.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased to $577,000 in the Current Quarter compared to $501,000 in the Comparable Quarter. The current ratio is .65 at the end of the Current Quarter compared to .53 at the end of the Comparable Quarter. During the Current Quarter the Company has funded the capital and preopening costs of $400,000 to open a new restaurant in Meridian, Mississippi, through operations and additional borrowings. This restaurant opened October 15, 1997.

Long term debt decreased by $381,000 in the Current Quarter compared to the Comparable Quarter. This was primarily due to the payments on the debt being partially offset by increased borrowings to fund purchases of restaurant equipment and leasehold improvements.

On November 26, 1997, the Company entered into a new credit facility of $3,590,000 with a commercial lending institution. This new credit facility consists of a term loan to be repaid, primarily, in monthly payments over 10 years and is secured by the restaurant operating properties. The proceeds from this term loan will be used to repay substantially all of the existing long-
term  debt  and  short-term debt payable to banks.   The  amounts
included in the balance sheet of October 19, 1997, for short-term debt payable to banks and long-term debt reflect the repayment terms of the new term loan. In connection with this refinancing, the Company will incur a charge to earnings in the Second Quarter which is not expected to exceed $200,000 and is primarily related to prepayment penalties associated with the existing debt.

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

          None

ITEM 5.   OTHER INFORMATION.

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          a.   Exhibits.
               4-K - Pledge and Security Agreement,
                    dated October 7, 1997, between
                    Cucos Inc. and AMRESCO Commercial Lending
                    Corporation (with subordination agreement and guaranty)

               27 - Financial Data Schedule

          b.   Reports on Form 8-K.
               None.


                        INDEX TO EXHIBITS


          The following exhibits are filed with this Quarterly
Report or is incorporated herein by reference:

Exhibit Number           Title

     4-K*                Pledge and Security Agreement, dated
                              October 7, 1997, between Cucos
                              Inc. and AMRESCO Commercial
                              Lending Corporation (with
                              subordination agreement and
                              guaranty)

     27                  Financial Data Schedule



* To be filed by amendment.
                           CUCOS INC.


                            SIGNATURE


          Pursuant to the requirements of the Securities Exchange
Act  of  1934, the Registrant has duly caused this report  to  be
signed   on   its  behalf  by  the  undersigned  thereunto   duly
authorized.


                              CUCOS INC.
                              (Registrant)


                              Vincent J. Liuzza, Jr.


Date:  December 3, 1997    By:/s/ Vincent J. Liuzza, Jr.
                              Chairman, Chief Executive Officer,
                              Chief Financial Officer