Form 10QSB/A
period 1997-10-19
CUCOS INC
filed 1998-01-07
CIK 731724

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                         FORM 10-QSB/A-1

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

Yes [   ] No [ X ]

Item 6.a.

     This Amendment to the Form 10QSB filed on December 3, 1997, is being done to add the Exhibit 4-K - Pledge and Security Agreement dated October 7, 1997, between Cucos Inc. and AMRESCO Commercial Lending Corporation (with Subordination Agreement and Affiliant Guaranty) as follows:


                  PLEDGE AND SECURITY AGREEMENT
                      ACLC 1997-SBL PROGRAM


                             made by


                           Cucos Inc.,
                           as Borrower


                           in favor of


             AMRESCO COMMERCIAL LENDING CORPORATION,
                        as Secured Party






          PLEDGE AND SECURITY AGREEMENT (this "Security
Agreement"), dated as of the date set forth on the signature page hereof, by Cucos Inc., (the "Borrower"), in favor of AMRESCO
COMMERCIAL LENDING CORPORATION, a Nevada corporation (together with its successors and assigns, the "Secured Party").

                     Preliminary Statements


          1. On the date hereof, the Secured Party will make certain loans (each a "Loan" and, collectively, the "Loans") to the Borrower. The Borrower will execute and deliver four Promissory Notes to the Secured Party, one Promissory Note in the amount of $3,327,777.79, a second Promissory Note in the amount of $222,222.23 a third Promissory Note in the amount of $305,555.55 and a fourth Promissory Note in the amount of $133,333.33, dated the date hereof individually and collectively (the "Promissory Note"), in a form prepared by and acceptable to Secured Party, which Promissory Note will evidence the Borrower's obligation, inter, alia, (i) to repay the Loans, (ii) to guarantee the payment of delinquencies or defaults in respect of Program Loans (as defined therein) in an amount up to the Aggregate Credit Enhancement Amount (as defined therein), (iii) to pay rebatable Scheduled Monthly Credit Enhancement Obligation Payments (as defined therein) on each Loan and (iv) to pay interest and other amounts as set forth therein.

          2. It is a condition to the making of the Loans, that the Borrower shall have executed and delivered this Security Agreement whereby the Borrower, in order to provide security for the full payment when due of all amounts payable under the Promissory Note, shall pledge and grant to the Secured Party a security interest in the collateral described herein.

          NOW THEREFORE, in consideration of the foregoing and in order to induce the Secured Party to make the Loans available to the Borrower and for other good and valuable consideration, the receipt and sufficiency of which the Borrower hereby acknowledges, the Borrower and the Secured Party agree as follows:


                            ARTICLE I

                   DEFINITIONS AND OTHER TERMS

          1.  Definitions and Other Terms
          1.1  Defined Terms.   The following terms shall have
the meanings herein specified unless the context otherwise requires. All terms defined in the singular will have the same meaning when used in the plural and vice versa.
          "Affiliate" means, with respect to any designated Person, any Person that, directly or indirectly, controls or is controlled by or is under common control with such designated Person and, without limiting the generality of the foregoing, shall include, (i) any Person who is a director or officer of, partner in, trustee of, or blood or legal relative, guardian or representative of the designated Person, or any Person who acts or serves in a similar capacity with respect to the designated Person, (ii) any Person of which or whom the designated Person is a director or officer, partner, trustee, or blood or legal relative, guardian or representative, or with respect to which or whom, the designated Person acts or serves in a similar capacity; and (iii) any Person, who, directly or indirectly, is the legal or beneficial owner of or controls 10% or more of any class of equity securities of the designated Person. For the purposes of this definition, "control" (including, with correlative meanings, the terms "controlled by" and "under common control with"), as used with respect to any Person, shall mean the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of such Person, whether through the ownership of voting securities, by contract or otherwise.
          "Affiliate Guarantor" has the meaning ascribed to such term in Section 1.2.
          "Aggregate Credit Enhancement Amount" has the meaning ascribed to such term in the Promissory Note.
          "Applicable Collateral" means, for each Loan, the portion of the Collateral specifically relating to the Store which corresponds to such Loan (as set forth on Schedule 4 attached hereto).
          "Business" means all Stores operated by the Borrower. "Business Day" means any day other than a Saturday,
Sunday or a day on which banking institutions in New York City are authorized or obligated by law or executive order to be closed.
          "Cash Flow" means, for any period, with respect to any Person, an amount equal to (a) the sum of (i) pre-tax income,
(ii) interest expense, (iii) depreciation and amortization, (iv) Discretionary Expenses, (v) Rental Expense and (vi) Non-Recurring Expenses less (b) Non-Recurring Income, all as reflected on such Person's financial statement for such period.
          "Chattel Paper" has the meaning ascribed to such term under the UCC.
          "Code" means the Internal Revenue Code of 1986 as amended.
          "Collateral" has the meaning ascribed to such term in
Section 2.

          "Consolidated FCCR" means, for any period, the ratio of
(a) the Borrower's Cash Flow for such period to (b) the sum of Fixed Charges and Rental Expense of the Borrower for such period.

          "Contracts" shall mean all contracts and agreements to which the Borrower now is, or hereafter will be, bound, or a party, beneficiary or assignee (other than rights evidenced by Chattel Paper, Documents or Instruments), including, without limitation, any franchise agreements or license agreements and all other agreements and documents executed and delivered with respect to such contracts, and all revenues, rentals and other sums of money due and to become due thereunder from any of the foregoing.

          "Copyrights" shall mean all United States or other registered and unregistered copyrights, all licenses thereto, and all applications therefor, and all reissues, divisions, continuations, renewals, extensions, modifications, supplements thereto or to any part thereof, and the right to sue for past, present and future infringements of the foregoing, and all rights corresponding to the foregoing throughout the world.

          "Credit Enhancement Amount" has the meaning ascribed to such term in the Promissory Note.

          "Default Rate" has the meaning ascribed to such term in the Promissory Note.

          "Discretionary Expenses" means, with respect to any Person, the difference between (a) operating expenses for salaries, wages, benefits, and reimbursements and the like incurred by such Person and (b) the reasonable and customary expenses for salaries, wages, benefits, and reimbursements incurred by such Person, as determined by the Secured Party or any appointed servicer. Discretionary Expenses shall in no event be less than zero.

          "Distributions" means distributions, all salaries, fees and other compensation, and all reimbursement or indemnification, directly or indirectly, paid or payable to (or for the benefit of) any Affiliate of the Borrower, other than a Person who is an officer of the Borrower and is not otherwise an Affiliate of the Borrower. "Distributions" shall include, but not be limited to, any payment or reimbursement of travel and entertainment expenses, automobile expenses, and premiums or expenses associated with any insurance policy other than those expressly required to be maintained pursuant to Section 3.18 hereof.

          "Document" has the meaning ascribed to such term under the UCC.

          "ERISA" means the Employee Retirement Income Security
Act of 1974 as amended.

          "Equipment" means any "equipment", as such term is defined in the UCC, used or bought for use primarily in the Pledged Stores and not included within Inventory, now or hereafter owned or leased by the Borrower and, in any event, shall include, but shall not be limited to, all machinery, tools, computer software, office equipment, furniture, appliances, furnishings, fixtures, vehicles, motor vehicles, petroleum storage tanks and pumps, and any manuals, instructions and similar items which relate to the foregoing, and any and all additions, substitutions and replacements of any of the foregoing, wherever located, together with all improvements thereon and all attachments, components, parts, equipment and accessories installed thereon or affixed thereto.

          "Event of Default" has the meaning ascribed to such term in Section 7.

          "Financing Statements" means the UCC financing statements, prepared by Secured Party, and delivered to Borrower and which Borrower must execute and deliver to Secured Party as a condition under the Loan Documents.

          "Fixed Charges" means, with respect to any Person, for any period, without duplication, the aggregate of all amounts paid or accrued by such Person during such period with respect to Indebtedness, as determined in accordance with generally accepted accounting principles.

          "Franchise Agreement" means the franchise or license agreement between the Franchisor, as franchisor or licensor, and the Borrower, as franchisee or licensee, including a franchise under a Franchise Agreement where the Borrower is also the franchisor or licensor.

          "General Intangibles" shall mean "general intangibles" as such item is defined in the UCC and shall include, but not be limited to, writings, memoranda, confirmations, passbooks, signature cards, acknowledgments, understandings, contract rights, licenses, leases, permits, filings, consents, and approvals, and all puts, calls, options, warrants, and securities, and all security interests, Patents, inventions, processes, lists (including customer and suppliers lists), methods, and information (including proprietary information, director and shareholder, sales, business, financial, accounting, forecasts, projections, media, and other information), knowhow, software, programs, plans, data, blueprints, designs, drawings, surveys, notices, Copyrights, Trademarks, tradenames, trade secrets, service marks, service names, logos and goodwill, and all recordings and registrations thereof, applications for recording or registration, renewals, modifications, supplements, reissues, continuations, extensions, divisions thereof and rights corresponding thereto, and all manuals, standards, practices, mail, advertisements, files, reports, books, catalogs, records, journals, invoices, and bills, and all rights (including voting rights, rights to receive notice or to consent, rights to payment, interest, dividends, distributions or earnings, rights to sue and enforce), powers (including powers of attorney), privileges, benefits, and remedies relating thereto or arising in connection therewith.

          "Goods" has the meaning ascribed to such term in the UCC.

          "Indebtedness" means, with respect to any Person, (i) all obligations of such Person for borrowed money, (ii) all obligations of such Person evidenced by bonds, debentures, notes or other similar instruments, (iii) all obligations of such Person to pay the deferred purchase price of property or services, (iv) all capitalized lease obligations of such Person,
(v) all Indebtedness of others secured by a Lien on any asset of such Person, whether or not such Debt has been assumed by such Person and (vi) all Indebtedness of others to the extent guaranteed by such Person.

          "Instrument" has the meaning ascribed to such term in the UCC (other than Instruments constituting Chattel Paper).

          "Inventory" means all inventory of the Borrower of every type or description, including all "inventory" as such term is defined in the UCC, now owned or hereafter acquired and wherever located, whether raw, in process or finished, and all materials usable in processing the same and all documents of title covering any inventory, including, without limitation, work in process, materials used or consumed in the Pledged Stores, now owned or hereafter acquired or manufactured by the Borrower and held for sale in the ordinary course of its business; all present and future substitutions thereof, parts and accessories thereof an all additions thereto; and all Proceeds thereof and products of such inventory in any form whatsoever.

          "Lease Obligations" means with respect to any Person, any obligations of such Person in connection with any leases for personal property (including Equipment) or real property, to the extent such obligations are not included in Indebtedness.

          "License" means the license to use the Trademarks of the franchisor under the Franchise Agreement.

          "Lien" means any deed, mortgage, pledge, security interest, hypothecation, collateral assignment, encumbrance, lien (statutory or other), or preference, priority or other security agreement or preferential arrangement of any kind or nature whatsoever (including, without limitation, any conditional sale or other title retention agreement, any financing lease having substantially the same economic effect as any of the foregoing, and the filing of any financing statement under the UCC).

          "Loan" and "Loans" have the meanings ascribed to such terms in the preliminary statements of this Security Agreement.

          "Loan Documents" means the Promissory Note, this
Security Agreement and any guarantee, mortgage, deed of trust or other instrument, agreement, certificate or other writing, now or hereafter executed and delivered in connection with the Obligations.

          "Make Whole Premium" means:
          (i) for a Fixed Rate loan has the meaning ascribed to such term in the Fixed Rate Promissory Note,

          (ii) for an Adjustable rate loan means the same as "Prepayment Premium" as such term is defined in the Adjustable
Promissory Note.

          "Non-Recurring Expenses" and "Non-Recurring Income" mean expenses or income, as the case may be, that is extraordinary and generally not reflected in any prior period or reasonably anticipated to be incurred in any subsequent period received.

          "Note Amount" has the meaning ascribed to such term in the Promissory Note.

          "Obligations" means each and every obligation, covenant, agreement, Indebtedness and liability of the Borrower to the Secured Party evidenced by, arising under or in connection with the Promissory Note (including, without limitation, indebtedness, obligations and liabilities in respect of principal, interest, the Make Whole Premium, the Credit Enhancement Amount and the Scheduled Monthly Credit Enhancement Obligation Payments for each of the Loans), this Security Agreement, or any other Loan Document, and any future advances thereon, renewals, extensions, modifications, amendments, substitutions and consolidations thereof, including the Borrower's obligations to pay (or reimburse the Secured Party for) all costs and expenses (including attorneys fees and disbursements) incurred by the Secured Party in obtaining, maintaining, protecting and preserving its interest in the Collateral or its security interest therein, foreclosing, retaking, holding, preparing for sale or lease, selling or otherwise disposing or realizing on the Collateral or in exercising its rights hereunder or as a secured party under the UCC, any other applicable law, regulation or rule or this Security Agreement and all other indebtedness, obligations and liabilities of any kind of the Borrower to the Secured Party, now or hereafter existing (including future advances whether or not pursuant to commitment), arising directly between the Borrower and the Secured Party or acquired outright, conditionally or as collateral security from another, absolute or contingent, joint and/or several, secured or unsecured, due or not due, contractual or tortious, liquidated or unliquidated, arising by operation of law or otherwise, or direct or indirect, including the Borrower's liabilities to the Secured Party as a member of any partnership, syndicate, association or other group, and whether incurred by the Borrower as principal, surety, indorser, guarantor, accommodation party or otherwise.

          "Patents" means all United States or other registered and unregistered patents, all licenses thereto, and all applications therefor, and all reissues, divisions, continuations, renewals, extensions, modifications, supplements thereto or to any part thereof, and the right to sue for past, present and future infringements of the foregoing, and all rights corresponding to the foregoing throughout the world.

          "Permitted Liens" means any and all of the Liens set forth on Exhibit B attached hereto.

          "Person" means any individual, corporation, partnership, unincorporated association, firm, trust, joint stock company, joint venture or other entity of whatever nature.

          "Pledged Stores" means those Stores listed on Schedule
1 attached hereto.

          "Principal Party" shall have the meaning ascribed to such term in Section 7(e).

          "Proceeds" shall mean "proceeds" as such term is defined in the UCC or under other relevant law and shall include, but shall not be limited to, (a) any and all proceeds of any insurance (insuring the Collateral or otherwise required to be maintained hereunder, including return of unearned premium), indemnity, warranty or guaranty payable to the Secured Party or Borrower from time to time, and claims for insurance, indemnity, warranty or guaranty effected or held for the benefit of the Borrower, with respect to any of the Collateral, (b) any and all payments (in any form whatsoever) made or due and payable to the Borrower from time to time in connection with any requisition, confiscation, condemnation, seizure or forfeiture of all or any part of the Collateral by any governmental authority (or any person acting under color of governmental authority) and (c) any and all interest, income, dividends, distributions and earnings on the Collateral or other monies, revenues or other amounts derived from the Collateral, including any such property received in connection with any disposition of the Franchise Agreement.

          "Program" means the ACLC 1997-SBL program of loans to Program Borrowers.

          "Program Borrower" has the meaning ascribed to such term in the Promissory Note. In addition, in the Secured Party's opinion, all Program Borrowers substantially comply with the Secured Party's current underwriting guidelines for loans to small business owners, and in no event will loans be made to Program Borrowers where (i) the Pledged Store has less than one year of seasoning, and (ii) (a) the most recent annual revenue of the Borrower is less than $500,000 or (b) the most recent annual Borrower Cash Flow is less than $100,000.

          "Program Loan Deficiencies" has the meaning ascribed to such term in the Promissory Note.

          "Promissory Note" has the meaning ascribed to such term in the preliminary statements to this Security Agreement.

          "Property" means the real property or properties on which the Pledged Stores are located, as more specifically described on Schedule 1 attached hereto.

          "Rental Expense" means, with respect to any Person, for any period, the aggregate of all amounts paid or accrued with respect to Lease Obligations during such period, as determined in accordance with generally accepted accounting principles.

          "Required Consolidated FCCR" has the meaning ascribed to such term in Section 3.15.

          "Required Unit FCCR" has the meaning ascribed to such term in Section 3.15.

          "Scheduled Monthly Credit Enhancement Obligation
Payment" shall have the meaning ascribed to such term in the Promissory Note.

          "Scheduled Monthly Loan Payment" shall have the meaning ascribed to such term in the Promissory Note.

          "Securitization" means the sale, pledge, grant of a security interest, collateral assignment, transfer and delivery or other encumbrance or disposition of all or any portion of the Program Loans (or the Secured Party's rights and powers therein) by the Secured Party, from time to time, to one or more of its Affiliates or to other Persons, including the sale of the Program Loans by the Secured Party to one or more Persons who will issue debt instruments or equity certificates backed by such Program Loans and the servicing of such Program Loans by Person appointed as servicer in connection therewith.

          "State" shall have the meaning ascribed to such term in the Promissory Note.

          "Store" means a business/commercial property owned and/or operated by the Borrower and includes all aspects of the operating unit.

          "Trademarks" shall mean all United States or other registered or unregistered trademarks together with the goodwill of the business connected with the use thereof, and symbolized thereby, all licenses thereto (including the License, if applicable) and all applications therefor, and all reissues, divisions, continuations, renewals, extensions, modifications, supplements thereto or to any part thereof, and the right to sue for past, present and future infringements of the foregoing, and all rights corresponding to the foregoing throughout the world.

          "UCC" means the Uniform Commercial Code (or any comparable law) in effect in any relevant jurisdiction the laws of which govern the perfection of security interests hereunder.
          "UCC Search" means the security interest, tax lien, suit and judgment search of the Borrower conducted in the locations set forth on Schedule 2 hereto.
          "Unit FCCR" means, with respect to any Pledged Store, for any period, the ratio of (x) such Pledged Store's Cash Flow for such period to (y) the sum of Fixed Charges and Rental Expense of the Borrower for such Pledged Store of such period.
          1.2  Certain.   For the purposes of calculating the
Borrower's Cash Flow, Discretionary Expenses, Non-Recurring Expenses, Non-Recurring Income, Indebtedness and Lease Obligations, the term "Borrower" shall mean the Borrower and any corporate Affiliate of the Borrower (an "Affiliate Guarantor") that is providing the Secured Party with a guarantee of any of the Borrower's Obligations and the term "financial statement" shall mean a consolidated financial statement of the Borrower and such corporate Affiliate.
          1.3.  Rules of Construction.   When used in this
Security Agreement: (a) "or" is not exclusive; (b) a reference to a law includes any amendment or modification of such law; (c) a reference to a Person includes its permitted successors and permitted assigns; and (d) a reference to an agreement, instrument or document shall include such agreement, instrument or document as the same may be amended, modified or supplemented from time to time in accordance with its terms.


                           ARTICLE II

                       SECURITY INTERESTS

         2.  Security  Interests

         2.1 Pledge and Grant of Security Interest. As collateral security for the prompt and complete payment and performance when due of all of the Obligations, the Borrower hereby pledges and grants to the Secured Party, a continuing security interest in, and Lien on, all of the Borrower's right, title and interest in and to the following (collectively, the "Collateral"): all Goods, Documents, Chattel Paper, Inventory, Equipment, General Intangibles, Contracts (including the Franchise Agreement and License, if applicable), certificates of title, fixtures, credits, claims, demands, assets and other personal property, now owned, existing hereafter acquired, held, used, sold or consumed in connection with the Pledged Stores and any other property, rights and interests of the Borrower which at any time relate to, arise out of or in connection with the foregoing or which shall come into the possession or custody or under the control of the Secured Party or any of its agents, representatives, associates or correspondents, in connection with the foregoing; any and all additions and accessions, replacements, substitutions, and improvements, of or to all the foregoing; and all products, rents, profits, offspring, and Proceeds thereof. Without limiting the generality of the foregoing, this Agreement also secures the payment of all amounts which constitute part of the Obligations and would be owed by the Borrower to the Secured Party but for the fact they are unenforceable or not allowable due to the existence of a bankruptcy, reorganization or similar proceeding involving the Borrower.

          2.2   Security Interest.  All rights of the Secured
Party and the security interests hereunder shall be absolute and unconditional irrespective of:

          (a) any change in the time, manner, amount or place of payment of, or in any other term of, all or any of the Obligations, or any other amendment or waiver of or any consent to any departure from the Promissory Note or any other Loan
Document;

          (b) any exchange, release or nonperfection of all or any part of the Collateral or any other collateral, or any release from, amendment to, waiver of or consent to departure from any guaranty, for all or any of the Obligations; or

          (c) to the fullest extent permitted by law, any other circumstances which might otherwise constitute a defense available to, or a discharge of, the Borrower or a third party pledgor.


                           ARTICLE III

            REPRESENTATIONS, WARRANTIES AND COVENANTS

         3.  Representations, Warranties and Covenants.
Representations, Warranties and Covenants. The Borrower hereby represents, warrants and covenants that:

          3.1. Organization. The Borrower (unless the Borrower is an individual) is and will continue to be duly formed, validly existing and in good standing under the laws of the state of its organization set forth on Schedule 1 and is duly authorized to do business in, and is in good standing in each jurisdiction where the Business or the Property is located and where such organization, qualification or standing is necessary, required or proper in connection with the Borrower's ownership or use of the Collateral or the Property or the conduct of the Business.

          3.2. Power and Authority. The Borrower (and, with respect to clause (c), below, in the case of Loan Documents executed by an Affiliate Guarantor, each such Affiliate Guarantor) has all requisite power, authority and the legal right and all necessary permits, consents, licenses and authorizations
(a) to own the Collateral, (b) to conduct the Business and (c) to execute, deliver and perform its obligations under this Security Agreement, the Promissory Note and the other Loan Documents.

          3.3 Execution and Delivery; Enforceability. Upon execution, this Security Agreement, the Promissory Note and the other Loan Documents will be duly executed and delivered by the Borrower (and in the case of Loan Documents executed by an Affiliate Guarantor, by each such Affiliate Guarantor). Upon execution, each of this Security Agreement, the Promissory Note and the other Loan Documents will constitute a legal, valid and binding obligation of the Borrower, enforceable against the Borrower, in accordance with its terms.

          3.4  Name; Chief Executive Office; Location.

          (a) The Borrower's legal name, federal tax payor identification number, and mailing address are accurately set forth on Schedule 1. The Borrower has not merged, consolidated, acquired all or substantially all of the assets of any other Person, or except as disclosed on Schedule 1, used any other name (whether in connection with the Business or the Collateral or for business, obtaining credit or financing or otherwise) in the last five years.

          (b) The Borrower's principal place of business, chief executive office (and, if the Borrower is an individual, residence) is accurately set forth on Schedule 1.

          (c) The Borrower operates and shall continue to operate the Pledged Stores from the Property at the address(es) and in the county(ies) and state(s) set forth in Schedule 1.
Schedule 1 correctly discloses that the Borrower either (i) is sole record owner of the Property or (ii) leases (or subleases) the Property and the record owner of each Property is the person or entity disclosed on Schedule 1. All personal property of the Borrower owned, acquired, held, used, sold or consumed in the Pledged Stores including Goods, Inventory, Equipment, General Intangibles, Contracts, Chattel Paper, Instruments, Documents, certificates of title, fixtures, securities and money, and all writings relating thereto and records thereof, books of record or account, employees, business, offices and operations are located at and conducted out of such Property or at its chief executive office.

          (d) The Borrower will neither change its name, federal tax payor identification number, or its chief executive office (or, if an individual, residence), nor the location of its business, property or assets (including the Pledged Stores and the Collateral), nor assume a different name, nor conduct its business or affairs under any other name or in any other location, nor merge, consolidate, or change its corporate structure (whether by stock sale, issuance, purchase or otherwise), nor change its use of any item of Collateral, without in each instance providing the Secured Party with not less than 60-days prior written notice of the proposed action and specifying within such notice and with reasonable clarity and particularity the timing and nature of such proposed action. Additionally, the Borrower shall provide such other information in connection with the proposed action as the Secured Party may reasonably request and shall have taken all action, reasonably satisfactory to the Secured Party, to maintain the security interest of the Secured Party in the Collateral intended to be granted hereby at all times fully perfected and in full force and effect.

          3.5. No Conflict. The Borrower's (and in the case of Loan Documents executed by an Affiliate Guarantor, such Affiliate Guarantor's) execution, delivery and consummation of the transactions contemplated by this Security Agreement, the Promissory Note and other Loan Documents do not and will not (with the passage of time or otherwise) (i) conflict with, violate or constitute a default under any law, rule, regulation, order, decree, contract, agreement (including the Franchise Agreement, if applicable), note, mortgage, bond, indenture, lease, license, or obligation of or applicable to the Borrower (or such Affiliate Guarantor) or the Collateral or (ii) grant, create or result in any Lien in favor of any person (other than the Secured Party) on or to the Business or any other property or assets of the Borrower (including the Collateral and the Franchise Agreement, if applicable).

          3.6 No Consent Required. Except for the filing of the Financing Statements in the locations set forth on Schedule 2 hereto (and, if applicable, the recording of the mortgage or deed of trust included in the Loan Documents), no consent of any other Person and no authorization, approval or other action by and no notice to or filing with, any court, government, agency or regulatory authority is required (i) for the grant by the Borrower of the pledge and security interest granted hereby or for the execution, delivery or performance of this Security Agreement, the Promissory Note and other Loan Documents or (ii) for validity, perfection or maintenance of the pledge, lien and security interest created hereby.

          3.7 Affiliates. Schedule 3 contains a complete and accurate list of all Affiliates of the Borrower (including Affiliate Guarantors) who have executed and delivered any note, security agreement, guarantee or other loan document to the Secured Party.

          3.8. Title to the Collateral. The Borrower has and, subject to Section 4, will maintain good and marketable title to the Collateral and the Franchise Agreement (if applicable), free of all Liens (other than Permitted Liens and the security interest granted to the Secured Party hereunder) and such Collateral and Franchise Agreements are sufficient to enable a franchise of the Franchisor to operate the Pledged Stores at the Property in accordance with the Franchise Agreement.

          3.9. No Liens. Except as shown on the UCC List attached hereto as Exhibit A, there is no Lien other than Permitted Liens identified on Exhibit B,(including any federal or state tax lien), suit (including any action, proceeding, or other litigation pending, or to the Borrower's knowledge, threatened) or judgment (including any award, injunction, order) filed with, registered, indexed or recorded in any public office, court, arbitration panel, administrative agency or regulatory authority (or intended so to be), directly or indirectly, identifying or encumbering or covering or involving the Collateral or the Franchise Agreement (if applicable) or which could have a material adverse effect on the Borrower, any Pledged Store or the Borrower's ability to perform its Obligations. All Liens listed on Exhibit A shall be removed upon funding of the Loan unless such lien is specifically identified as a Permitted Lien. Other than the security interest granted to the Secured Party hereunder and the Permitted Liens, and except as provided in Section 4 hereof, the Borrower has not and, without the prior written consent of the Secured Party, will not enter into any agreement or understanding or take, permit or suffer to exist any action (including the filing of a financing statement, agreement, pledge, mortgage, notice or registration) or event (whether by operation of law or otherwise) for the purpose of, or that may have the effect of, directly or indirectly, (i) granting a Lien on (including any state of federal tax lien), pledging, transferring, assigning, selling, disposing of, or encumbering any Collateral or the Franchise Agreement (if applicable), any interest therein or rights pertaining thereto or involving the Borrower or the Pledged Stores, or (ii) changing, modifying, supplementing, or increasing the amount of credit, loans, indebtedness or value secured by the Permitted Liens, if any, or the amount, property or assets encumbered thereby.

          3.10. Maintenance of Collateral and Business. At the Borrower's sole cost and expense, the Borrower shall (i) keep, use, operate and maintain the Collateral, the Pledged Stores, the Business and the Property in accordance with applicable laws, rules, and regulations, (ii) operate the Pledged Stores at the Property and in accordance with the Franchise Agreement (if applicable) and customary, prudent business practices, and at all times fully comply with terms and provisions of the Franchise Agreement (if applicable), (iii) fully comply with all current and future laws and regulations concerning the storage and sale of petroleum products, if applicable, and (iv) not do or suffer to be done any act whereby the value of the Collateral, the Property or any Pledged Store or any part or interest therein may be lessened in any material respect. The Borrower shall notify the Secured Party promptly of any actual or threatened destruction or material damage or impairment of any Pledged Store, the Collateral or the Property or if Borrower receives a notice of violation from any governmental entity or agency.

          3.11. Perfected Security Interest. This Security Agreement and the grant and transfer of the Collateral hereunder creates a valid and enforceable security interest in the Collateral. Upon filing of the Financing Statements in the locations set forth on Schedule 2 hereto, such security interest will be perfected and subject to no prior or equal security interest other than and only to the extent of the Permitted Liens. The execution and filing of the Financing Statements has been duly authorized by all appropriate action on the part of the Borrower (and any other Person named as debtor therein) and the Borrower (and any other Person named as debtor therein) has duly executed the Financing Statements.

          3.12. No Violation; Indemnity. The Borrower has not and shall not acquire, obtain, make, manufacture, produce, operate, hold, possess, maintain, use, sell, transfer, grant, pledge, or dispose of (for purposes of this Section 3.12, collectively "the Borrower's use") any of its Business, securities, property or assets (including any proceeds of the Loans, the Collateral and the Property) in violation of any statute, law, rule, ordinance, regulation, policy, procedure, injunction, award, decree, judgment, contract, agreement (including the Franchise Agreement, if applicable), understanding, or right or interest of any other Person (for purposes of this Section 3.12, each such event a "violation"), and to the Borrower's knowledge no such violation has been made by any other Person and no basis for a claim of any such violation exists. The Borrower shall indemnify and hold the Secured Party harmless from and against any such violation, and any other loss, liability, damage, cost or expense whatsoever (including attorneys' fees and disbursements) arising out of or in connection with the Borrower's use of any of its Business (if applicable), securities, property or assets (including any proceeds of the Loans, the Collateral and the Property).

          3.13. Franchise Agreement. The Borrower, if a franchisee under a Franchise Agreement, is and will continue to be in good standing with the franchisor of such Franchise Agreement. The Borrower, if a franchisee under a Franchise Agreement, has not breached and is not in default under the Franchise Agreement; the Borrower shall not terminate, fail to renew, breach or be in default under the Franchise Agreement; and the Borrower has no knowledge of any claim of (or basis for any claim of) any such termination, nonrenewal, breach or default. The Borrower agrees to fully comply, at the Borrower's own cost and expense, with the terms of the License and the Franchise Agreement (including any renewal option) and to promptly notify the Secured Party of any adverse development with regard to the Franchise Agreement or the License, including any claim of breach of or default under, or threat of nonrenewal or termination of, or litigation involving the Franchise Agreement or the License.

          3.14. Operating Experience. The Borrower has had at least two years experience operating a business or businesses similar to the Business of the Pledged Store. In addition, each Pledged Store has been operating for at least eighteen months.

          3.15. FCCR. During the term of this Security Agreement, the Borrower shall maintain (i) a Unit FCCR for each Pledged Store of not less than 1.20:1 (the "Required Unit FCCR") and (ii) a Consolidated FCCR of not less than 1.25:1 (the "Required Consolidated FCCR"). All calculations of each Unit FCCR and the Consolidated FCCR shall be based upon the financial information furnished by the Borrower hereunder (see Sections
3.21 and 3.22) for the twelve-month period ending December 31 of each year or more frequently as the Secured Party may from time to time reasonably request.

          3.16 Limitation on Indebtedness, Lease Obligations and Distributions. The Borrower shall not, directly or indirectly, incur any Indebtedness, Lease Obligations or make or become obligated to make any Distributions if after giving effect to such incurrence or payments, any Unit FCCR would be less than the Required Unit FCCR or the Consolidated FCCR would be less than the Required Consolidated FCCR.

          3.17. Inspection. The Borrower shall allow the Secured Party, its agents and representatives, from time to time, to inspect the Collateral, the Property and the Borrower's books and records pertaining thereto or otherwise to the Business, and the Borrower will assist (and permit abstracts and photocopies of the Borrower's books and records to be taken and retained by) the Secured Party, its agents and representatives in making any such inspection.

          3.18. Insurance. At the Borrower's sole cost and expense, the Borrower shall

               (i) keep the Collateral (which for purposes of this Section 3.18 includes the Property) insured against loss or damage by fire, theft, collision and other hazards (including flood, if no certification or other evidence satisfactory to the Secured Party is delivered to the Secured Party to the effect that the Property is not located within a federally designated special flood hazard area) as may be required by the franchisor of the Franchise Agreement, if applicable, or the Secured Party and by policies of fire, extended coverage and other insurance with such company or companies, in such amounts (and, with respect to policies required for property, fire and flood insurance in an amount not less than the lesser of (A) the replacement value thereof and (B) the Loan Amount payable under the Promissory Note), as may be required by or acceptable to the franchisor of the Franchise Agreement (if applicable) and the Secured Party, but in no event less than the minimum amount required to prevent the imposition of any coinsurance requirement on the insured, (b) maintain liability insurance of not less than $1 million, (c) maintain business interruption insurance with scope and coverage reasonably satisfactory to the Secured Party, and (d) maintain such other insurance (including certain minimum levels of acceptable workers' compensation, property damage, general public liability insurance) as may be required by law or by the franchisor of the Franchise Agreement (if applicable);
               (ii)  cause all insurance policies required
hereunder (a) to be maintained by providers either (A) having ratings of not less than B++ from A.M. Best Company Inc. (or comparable ratings from a comparable rating agency) or (B) who, if not so rated, have been approved by the Secured Party and (b) to contain a standard lender's loss payable endorsement or mortgagee's endorsement providing for payment directly to the Secured Party and/or its designees and to provide for a minimum of 30-days notice to the Secured Party prior to cancellation or modification or nonrenewal;

               (iii) timely pay all premiums, fees and charges required in connection with all of its insurance policies and otherwise continue to maintain such policies in full force and effect;

               (iv) promptly deliver the insurance policies, certificates (and renewals) thereof or other evidence of compliance herewith to the Secured Party; and

               (v) promptly notify the Secured Party of any loss covered by such insurance policies and allow the Secured Party to join the Borrower in adjusting any loss in excess of $50,000.

          3.19. Loan Proceeds. No part of the proceeds of the Loans will be used, directly or indirectly, for the purpose of buying or carrying any "margin stock" within the meaning of Regulation G or U of the Board of Governors of the Federal Reserve System. The Borrower intends to and agrees to use the proceeds of the Loans solely for the lawful, proper business or commercial purpose(s) set forth in its application for the Loans and Secured Parties commitment letter.

          3.20.  Solvency.  The Borrower (and each Affiliate
Guarantor) is solvent and, after giving effect to the Obligations, will continue to be solvent.

          3.21. Reporting Requirements. The Borrower agrees to provide to the Secured Party within 20 days after June 30 and December 31 of each calendar year during the term of this Security Agreement, a compliance certificate (in the form attached hereto as Exhibit C). The Borrower further agrees to provide to the Secured Party within 5 days after each month end during the term of this Security Agreement, a monthly compliance certificate (in the form attached hereto as Exhibit D). The Borrower further agrees to provide to the Secured Party: (i) within 75 days after December 31st of each calendar year and as the Secured Party may reasonably request from time to time, consolidated Borrower and individual Pledged Store internally generated financial statements covering the twelve (12) month period then-ended; and (ii) copies of such other reports and information as the Secured Party may from time to time request. The financial statements furnished to the Secured Party in connection with the Borrower's application for the Loans and hereunder shall reflect all Indebtedness and Lease Obligations of the Person covered thereby and shall be sufficiently detailed to allow the Secured Party to calculate the Unit FCCR of each Pledged Store and the Consolidated FCCR.

          3.22. Accuracy of Information. All information, reports, statements and financial and other data furnished (or hereafter furnished) by the Borrower to the Secured Party, its agents or representatives hereunder or in connection with the Borrower's application for the Loans and the Obligations, are (and shall be on the date so furnished) true, complete and correct. Borrower hereby authorizes Secured Party to request credit bureau reports while any of the Obligations are outstanding.

         3.23.  Employee Benefit Plans.  (a) Neither the
Borrower nor any ERISA Affiliate (as hereinafter defined) is currently obligated to contribute to an employee benefit plan subject to ERISA (an "ERISA Plan"). Within the five-year period ending on the date hereof, no ERISA Affiliate has incurred any material liability to the U.S. Pension Benefit Guaranty Corporation (the "PBGC"), the U.S. Internal Revenue Service (the "IRS") or an ERISA Plan on account of any failure to meet the contribution requirements or minimum funding standards of, or prohibited transactions with respect to, any ERISA Plan, the administration or termination of any single employer pension plan which is an ERISA Plan, or any partial or complete withdrawal from, or the insolvency, reorganization or termination of, a multiemployer plan which is an ERISA Plan, and no event has occurred and no condition exists which presents a material risk that the Borrower or any of its Affiliates or Affiliate Guarantors will incur liabilities on account of the foregoing circumstances which are material in aggregate. As used in this Agreement, the term "ERISA Affiliate" means the Borrower and every Affiliate and Affiliate Guarantor and any other trade or business, whether or not incorporated, which is subject to ERISA and which is from time to time a member of a controlled group or a group under common control with the Borrower (within the meaning of Section 414(b) or Section 414(c) of the Code or
Section 4001(b) (1) of ERISA); and other terms used in this
Section 3.23 shall have the meanings assigned thereto in the applicable provisions of ERISA and the Code.

          (b)  Solely for the purposes of making the
representation in the next sentence and only to the extent that the accuracy of the representation made by this sentence affects the accuracy of the representation in the next sentence, neither the Borrower nor any of its Affiliates or Affiliate Guarantors is a "party in interest" (within the meaning of Section 3(14) of ERISA) with respect to any ERISA Plan, and none of their securities are "employer securities" (within the meaning of Section 407(d) or ERISA) with respect to any ERISA Plan. The acquisition of the Promissory Note by Secured Party or its Assigns does not and will not constitute a "prohibited transaction" (within the meaning of Section 4975 of the Code or Section 406 of ERISA).

          3.24. Taxes. The Borrower and each of its Affiliates and each entity which might have tax liabilities for which the Borrower or any of its Affiliates is or may be liable, has filed all tax returns and paid all taxes required by law to be filed or paid, which have become due pursuant to said returns (or which to the knowledge of the Borrower are due and payable) and on all assessments received by the Borrower, such Affiliate or such entity, as the case may be. No extensions of the time for the assessment of deficiencies have been granted by the Borrower or any of its Affiliates. There are no material Liens on any properties or assets of the Borrower or any of its Affiliates imposed or arising as a result of the delinquent payment or the nonpayment of any tax, assessment, fee or other governmental charge. The income tax returns of the Borrower and its Affiliates have been examined and reported upon by the relevant tax authorities, or closed by applicable statutes of limitations, for all fiscal years through the fiscal year ended June 30, 1996, and neither the Borrower nor any of its Affiliates nor any such entity has given or consented to any waiver of the statute of limitations with respect to its tax liabilities for any such year. Adequate provision has also been made for all other taxes (whether past, current or deferred, federal, provincial, local or foreign, due or to come due) on such balance sheet, and the Borrower knows of no transaction or matter which might or could result in additional tax assessments to the Borrower or any of its Affiliates in the ordinary course since the date of such balance sheet. There are no applicable taxes, fees or other governmental charges payable by the Borrower or any of its Affiliates in connection with the execution and delivery of this Agreement, and the other Loan Documents by the Borrower or any of its Affiliates or the offer, issuance, sale and delivery of the Promissory Note by the Borrower.

          3.25. Life Insurance. Borrower shall maintain life insurance policies on the life of the Guarantor (as defined in the Affiliate Guaranty) in an amount equal to one-half of the outstanding balance of the Note. Said life insurance shall be assigned to the Secured Party, and upon the death of the Guarantor, at the option of the Secured Party, the Secured Party shall be paid the life insurance benefits in the amount of one half of the outstanding balance of the Note at the time of the Affiliate Guarantor's death.


                           ARTICLE IV

     SPECIAL PROVISIONS CONCERNING INVENTORY, EQUIPMENT AND REAL
                          PROPERTY

          4. Special Provisions Concerning Inventory, Equipment and Real Property. The Borrower shall do nothing to impair the rights of the Secured Party in the Inventory and the Equipment and shall cause the Inventory and the Equipment to at all times be, constitute and remain personal property subject to the security interest granted to the Secured Party. Notwithstanding the preceding sentence, provided the Borrower is not in default under any of its Obligations (and no event which with the passage of time would be an Event of Default has occurred and is continuing), in the ordinary course of the Borrower's Business,
(i) the Borrower may sell its Inventory, and (ii) subject to sections 3.14, 3.15 and 3.16 hereto, with the prior consent of the Secured Party, which will not be unreasonably withheld, the Borrower may, from time to time, refinance existing Permitted Liens in accordance with the terms thereof, replace its Equipment, acquire new Equipment and accessions to its Equipment, or fee interest in (or ground lease of) any Property, subject to purchase money security interests; provided that, if the Secured Party has a leasehold mortgage or deed of trust on any lease of such Property, such lease remains in full force and effect, subject to the Secured Party's security interest and any Person with a lien on the acquire fee interest in (or ground lease of) such Property provides the Secured Party with a nondisturbance agreement and such other assurances as the Secured Party shall reasonably request. The Borrower does not need the prior written consent of the Secured Party for purchases of Equipment or accessions which are less that $5,000.


                            ARTICLE V

             SPECIAL PROVISIONS CONCERNING PROCEEDS

          5. Special Provisions Concerning Proceeds. Unless prohibited under the terms of the Property lease, if (i) the Borrower is late or delinquent in the payment of any monetary obligations under the Loan Documents, or (ii) it is not commercially reasonable to restore the Collateral, the Borrower hereby directs any and all transferors, distributors or payors (including insurance companies with whom the Borrower maintains insurance) to make payment of all Proceeds directly to the Secured Party and authorizes the Secured Party, in its sole discretion, to apply the same toward repayment of the Loans, whether or not due, or, toward replacement of the Collateral. Notwithstanding the terms of the Property lease, if applicable, the Borrower will use its best efforts and hereby assigns the Proceeds toward repayment of the Loans if (1) the Borrower is late or delinquent in the payment of any monetary obligations under the Loan Documents, or (2) it is not commercially reasonable to restore the Collateral, or if the Loans are not paid off, borrower shall apply the Proceeds toward replacement of the Collateral and will keep any lease or options to extend the lease in effect until the Loans are paid. All Proceeds, whether received by the Secured Party or by the Borrower, or by any other Person will be included in the Collateral subject to the security interest granted to the Secured Party hereunder. Upon and during the continuation of an Event of Default, the Borrower shall (i) identify, earmark, segregate and keep separate all Proceeds received by it, (ii) upon the Secured Party's request, promptly account to the Secured Party for all Proceeds, and (iii) hold all Proceeds received by the Borrower in trust for the benefit of the Secured Party and shall promptly (and in any event not later than the fifth day after receipt) deliver (or cause to be delivered) the same to the Secured Party and into its possession in the form received by the Borrower and at a time and in a manner satisfactory to the Secured Party.


                           ARTICLE VI

             SPECIAL PROVISION CONCERNING RIGHTS AND
            DUTIES WHILE IN POSSESSION OF COLLATERAL

          6.  Special Provision Concerning Rights and Duties
While in Possession of Collateral.

          6.1. Borrower's Possession. Upon and during the continuance of an Event of Default, to the extent the same shall, from time to time, be in the Borrower's possession, the Borrower will hold all securities, Instruments, Chattel Paper, Documents, certificates and money and other writings evidencing or relating to the Collateral in trust for the Secured Party and, upon request or as otherwise provided herein, promptly deliver the same to the Secured Party in a form received and at a time and in a manner satisfactory to the Secured Party. With respect to the Collateral in the Borrower's possession the Borrower shall at the Secured Party's request take such action as the Secured Party in its discretion deems necessary or desirable to create, perfect and protect the Secured Party's security interest in any of the Collateral.

          6.2. Secured Party's Possession. With respect to all of the Collateral delivered or transferred to, or otherwise in the custody or control of (including any items in transit to or set apart for) the Secured Party or any of its agents, associates or correspondence in accordance with this Security Agreement, the Borrower agrees that (i) such Collateral will be and be deemed to be in the sole possession of the Secured Party; (ii) subject to
Section 4, the Borrower has no right to withdraw or substitute any such Collateral without the consent of the Secured Party, which consent may be withheld or delayed in the Secured Party's sole discretion; (iii) the Borrower shall not take or permit any action, or exercise any voting and other rights, powers and privileges in respect of the Collateral inconsistent with the Secured Party's sole possession thereof and (iv) the Secured Party may in its sole discretion and without notice, without obligation or liability except to account for property actually received by it, and without affecting or discharging the Obligations, (x) further transfer and segregate the Collateral in its possession; (y) receive Proceeds and hold the same as part of the Collateral and/or apply the same as hereinafter provided; and
(z) exchange any of the Collateral for other property upon reorganization, recapitalization or other readjustment.
Following the occurrence of an Event of Default, the Secured Party is authorized (i) to exercise or cause its nominee to exercise all or any rights, powers and privileges (including to vote) on or with respect to the Collateral with the same force and effect as an absolute owner thereof; (ii) whether any of the Obligations be due, in its name or in the Borrower's name or otherwise, to demand, sue for, collect or receive any money or property at any time payable or receivable on account of or in exchange for, or make any compromise or settlement the Secured Party deems desirable with respect to, any of the Collateral; and
(iii) to extend the time of payment, arrange for payment in installments, or otherwise modify the terms of, or release, any of the Collateral. Notwithstanding the rights accorded the Secured Party with respect to the Collateral and except to the extent provided below or required by the UCC or other applicable law (which requirement cannot be modified, waived or excused), the Secured Party's sole duty with respect to the Collateral in its possession (with respect to custody, preservation, safekeeping or otherwise) will be to deal with it in the same manner that the Secured Party deals with similar property owned and possessed by it. Without limiting the foregoing, the Secured Party, and any of its officers, directors, partners, trustees, owners, employees and agents, to the extent permitted by law (i) will have no duty with respect to the Collateral or the rights granted hereunder; (ii) will not be required to sell, invest, substitute, replace or otherwise dispose of the Collateral; (iii) will not be required to take any steps necessary to preserve any rights against prior parties to any of the Collateral; (iv) will not be liable for (or deemed to have made an election of or exercised any right or remedy on account of) any delay or failure to demand, collect or realize upon any of the Collateral; and (v) will have no obligation or liability in connection with the Collateral or arising under this Security Agreement. The Borrower agrees that such standard of care is reasonable and appropriate under the circumstances.


                           ARTICLE VII

                        EVENTS OF DEFAULT

          7. Events of Default. The happening of any one or more of the following events shall constitute an "Event of Default" hereunder:

          (a) the Borrower shall fail to make any payment under this Security Agreement, the Promissory Note or any Loan Document when the same becomes due and payable and such failure shall continue for five Business Days after the Secured Party provides notice to the Borrower of such failure; or

          (b) the Borrower shall default under, fail to perform or observe any covenant or condition of or agreement in, or breach, or make a material inaccuracy in or omission from, any representation or warranty under or in, this Security Agreement, the Promissory Note, any other Loan Document, the Franchise Agreement or the License (if applicable), any financial or other statement delivered to the Secured Party or any agreement, instrument or obligation in connection with any Permitted Lien, and such default, failure, breach, inaccuracy or omission shall continue unremedied for the earliest of (i) fifteen days following the date that notice of such default, failure, breach, inaccuracy or omission is given to the Borrower by the Secured Party, or (ii) in the case of any Permitted Lien, the occurrence of such event (or, if there exists an applicable cure period, the expiration of such cure period); or

          (c)  if the Borrower is a franchisee under a Franchise
Agreement as of the execution of this Security Agreement and the Borrower or the franchisor of the Franchise Agreement shall terminate or not renew such Franchise Agreement; or

         (d)  any of the Borrower's Affiliates listed on
Schedule 3 shall fail to make any payment when due under, or default under, fail to perform or observe any covenant of or condition or agreement in breach of, or make any material inaccuracy in or omission from any representation and warranty under, any security agreement with the Secured Party or note held by the Secured Party or any other loan document with the Secured Party or in any other agreement, instrument, document or certificate, or financial or other statement delivered to the Secured Party, and such failure, default or breach continues beyond any applicable grace period provided therein; or

          (e) the Borrower or any partnership in which the Borrower is a partner (each hereinafter called a "Principal Party") shall die, dissolve, merge or consolidate (without written consent of Secured Party, which consent will not be unreasonably withheld), suspend the transaction of business or incur any material adverse change in its financial condition or prospects; or

          (f) the Borrower or any other Principal Party shall be expelled from or suspended by any stock or securities exchange or other exchange, or any proceeding, procedure or remedy supplementary to or in enforcement of judgment (involving an amount in excess of $50,000 in the aggregate) shall be resorted to or commenced against, or with respect to any property of, the Borrower or any other Principal Party; or

          (g) the Borrower or any other Principal Party shall make an assignment for the benefit of, or composition with, creditors, or shall be or become insolvent or unable, or generally fail, to pay its debts when due, or shall be or become a party or subject to any bankruptcy, reorganization, insolvency or other similar proceeding, or a receiver or liquidator, custodian or trustee shall be appointed for the Borrower or any other liable party, or a substantial portion of any of the Borrower's or their respective assets and, if any of the foregoing shall occur involuntarily as to the Borrower and any other Principal Party, it shall not be dismissed with prejudice, stayed or discharged within 45 days; or

          (h) the Borrower or any other Principal Party shall take any action to effect, or which indicates its acquiescence in, any of (e), (f) or (g), above; or

          (i) the Borrower defaults under any other loan or note to any other lender.

          (j) notwithstanding the foregoing, if a notice of default is given to Borrower under any lease or ground lease with respect to a Property and such default is not cured within five days before the expiration of any applicable grace or curative period.

          (k) the Borrower will be in default if: (i) on the first anniversary of the funding of loan, its Trade Accounts
Payable Balance is greater than $800,000.00, and (ii) from the first anniversary forward, Borrower does not remain in satisfactory standing with its' trade creditors; and

          (l) the Borrower will be in default after the second anniversary of the loan closing if it has not provided evidence that the Pensacola restaurant has been remodeled so long as there is a balance due under the Loan on said unit.

          7.1. Limited Cure Period. Notwithstanding anything to the contrary in Section 7 above, If a Unit FCCR for a Pledged Store is out of compliance with Section 3.15(i) above, Borrower shall have 90 days from the date that a notice of such Default is given to Borrower by the Secured Party to bring the unit back into compliance or pay the entire amount of the Loan attributable to that unit in full or such failure to do either shall be an Event of Default.


                          ARTICLE VIII

          REMEDIES UPON OCCURRENCE OF EVENT OF DEFAULT

          8.  Remedies Upon Occurrence of Event of Default.

          8.1. Cumulative Rights and Remedies. Upon the occurrence of an Event of Default, the Secured Party shall have the rights, powers and remedies (i) granted to secured parties under the UCC; (ii) granted to the Secured Party under any other applicable statute, law, rule or regulation; and (iii) granted to the Secured Party under this Security Agreement, the Promissory Note or any other Loan Document or any other agreement between the Borrower and the Secured Party. In addition, all such rights, powers and remedies shall be cumulative and not alternative. Any single or partial exercise of, or forbearance, failure or delay in exercising any right, power or remedy shall not be, nor shall any such single or partial exercise of, or forbearance, failure or delay be deemed to be a limitation, modification or waiver or any right, power or remedy and shall not preclude the further exercise thereof; and every right power and remedy of the Secured Party shall continue in full force and effect until such right, power and remedy is specifically waived by an instrument in writing executed and delivered with respect to each such waiver by the Secured Party.

          8.2. Acceleration of Obligations. Upon the occurrence of an Event of Default, and at any time thereafter if any Event of Default shall then be continuing, the Secured Party may, from time to time in its discretion, by written notice to the Borrower declare the Promissory Note (including any Make Whole Premium required to be paid upon prepayment of any Loan) and any other Obligations to be immediately due and payable whereupon (and, automatically without any notice, demand or other action by the Secured Party, upon the occurrence of any Event of Default set forth in subsections (e) through (h) of Section 7) such principal, interest and other Obligations shall be immediately due and payable, without presentment, demand, protest or other notice of any kind, all of which are hereby waived by the Borrower to the maximum extent permitted by law.

          8.3. Additional Rights of the Secured Party. Upon the occurrence of an Event of Default, the Secured Party may, from time to time, in its discretion, and without the Borrower's assent, without advertisements or notices of any kind (except for the notice specified in Section 8.5 below regarding notice required in connection with a public or private sale), or demand of performance or other demand, or obligation or liability (except to account for amounts actually received) to or upon the Borrower or any other person (all such advertisements, notices and demands, obligations and liabilities, if any, hereby being expressly waived and discharged to the extent permitted by law), forthwith, directly or through its agents or representatives, (i) disclose such default and other matters (including the name, address and telephone number of the Borrower) in connection therewith in the Secured Party's reasonable discretion to any other Program Borrower, the Borrower's franchisor (if applicable) and other creditors or obligors of the Borrower (and the Borrower understands that the Secured Party intends to make such disclosure, from time to time); (ii) to the extent permitted by applicable law enter any premises, with or without the assistance of other persons or legal process; (iii) require the Borrower to account for (including accounting for any products and proceeds of any Collateral), segregate, assemble, make available and deliver to the Secured Party, its agents or representatives, the Collateral; (iv) take possession of, operate, render unusable, collect, transfer and receive, recover, appropriate, foreclose, extend payment of, adjust, compromise, settle, release any claims included in, and do all other acts or things necessary or, in the Secured Party's sole discretion appropriate, to protect, maintain, preserve and realize upon, the Collateral and any products and proceeds thereof, in whole or in part; and (v) exercise all rights, powers and interests with respect to any and all Collateral, and sell, assign, lease, license, pledge, transfer, negotiate (including endorse checks, drafts, orders, or instruments), deliver or otherwise dispose (by contract, option(s) or otherwise) of the Collateral or any part thereof. Any such disposition may be in one or more public or private sales, at or upon an exchange, board or system or in the county(ies), in the state(s) set forth on Schedule 1 or elsewhere, at such price, for cash or credit (or for future delivery without credit risk) and upon such other terms and conditions as it deems appropriate, with the right of the Secured Party to the extent permitted by law upon any cash sale or sales, public or private, to purchase the whole or any part of said Collateral, free of any right, claim or equity of redemption of or in the Borrower (such rights, claims and equity or redemption, if any, hereby being expressly waived). Notwithstanding that the Secured Party, whether in its own behalf and/or on behalf of another or others, may continue to hold the Collateral and regardless of the value thereof, or any delay or failure to dispose thereof, unless and then only to the extent that the Secured Party proposes to retain the Collateral in satisfaction of the Obligations by written notice in accordance with the UCC, the Borrower shall be and remain liable for the payment in full of any balance of the Obligations and expenses at any time unpaid. Without limiting the foregoing, upon the Borrower's failure to abide by and comply with its obligations under Section 3 (including Sections 3.9, 3.10 or 3.18) or Section 13 hereof, in addition to its other rights and remedies, the Secured Party may (but is not required to), in its sole discretion and to the extent it deems necessary, advisable or appropriate, take or cause to be taken such actions or things to be done (including the payment or advancement of funds, or requiring advancement of funds to be held by the Secured Party to fund such obligations, including taxes or insurance) as may be required hereby (or necessary or desirable in connection herewith) to correct such failure (including causing the Collateral to be maintained or insurance protection required hereby to be procured and maintained) and any and all costs and expenses incurred (including attorney's fees and disbursements) in connection therewith shall be included in the Borrower's Obligations and shall be immediately due and payable and bear interest at the Default Rate.

          8.4. Application of Proceeds. The Secured Party may apply the net proceeds, if any, of any collection, receipt, recovery, appropriation, foreclosure or realization, or from any use, operation, sale, assignment, lease, pledge, transfer, delivery or disposition of all or any of the Collateral, after deducting all reasonable costs and expenses (including attorneys fees, court costs and legal expenses) incurred in connection therewith or with respect to the care, safekeeping, custody, maintenance, protection, administration or otherwise of any and all of said Collateral or in any way relating to the rights of the Secured Party under this Security Agreement, (i) first, to the satisfaction of the Obligations, in whole or in part, in such order as the Secured Party may, in its discretion, elect; (ii) second, to the payment, satisfaction or discharge of any of other Indebtedness or obligation as required by any law, rule or regulation; and (iii) lastly, the surplus, if any, to the Borrower.

          8.5. Required Notice of Sale. In exercising its rights, powers and remedies as secured party, the Secured Party agrees to give the Borrower five days notice of the time and place of any public sale of Collateral or of the time after which any private sale of Collateral may take place, unless the Collateral is perishable or threatens to decline speedily in value or is of a type customarily sold on a recognized market. The Borrower agrees that such period and notice is commercially reasonable under the circumstances.

          8.6. Applicable Collateral. In furtherance and not in limitation of the foregoing, in no event shall the designation of all or any portion of the Collateral as "Applicable Collateral" restrict or limit the Secured Party in the exercise of its remedies under this Section 8. Such designation is intended solely for the purposes set forth in Section 14.2. All of the Collateral shall secure all of the Obligations. The Borrower expressly waives any right (a) to limit the Secured Party solely to the Applicable Collateral with respect to any Loan or (b) to require the Secured Party to proceed against the Applicable Collateral with respect to any Loan before proceeding against any other Collateral with respect to such Loan. The Borrower agrees that, upon the occurrence of an Event of Default, the Secured Party may proceed against the Collateral in satisfaction of any Obligation, in such manner and in such order as the Secured Party may determine in its sole and absolute discretion.

          8.7. Louisiana Confession of Judgment. In the event that Secured Party is domiciled in, or any of the Collateral is located in Louisiana and to the extent of such domicile or location where Louisiana law is applicable to this Mortgage.

          (a) Borrower hereby confesses judgment in favor of Secured Party for the full amount of the Promissory Note in principal and interest, together with all attorney's fees as specified herein, and any and all sums that Secured Party may advance during the life of this Mortgage for the payment of premiums of insurance, municipal charges, taxes, costs, and expenses, or for the protection and preservation of this Mortgage as authorized herein, and does, by these presents, consent, agree and stipulate that in the event of any payment of principal and interest due hereunder not being properly and fully paid when the same becomes due and payable, or in the event of failure to comply with any of the obligations set forth herein, the Indebtedness shall, at the option of the Secured Party, become due and payable, and it shall be lawful for Secured Party, without making a demand and without notice or putting in default, the same being hereby expressly waived, to cause all and singular the Collateral herein secured to be seized and sold by executory process issued by any competent court or to proceed with enforcement of its rights under this Mortgage in any other manner provided by law; and

          (b) Borrower hereby expressly waives allotment, citation, and all legal notices, including the three and five day notices of demand and delays provided for by the Code of Civil Procedure of the State of Louisiana, and consents that said judgment or order for executory process may be rendered, signed and executed immediately, either in vacation or in term time, and also waives the benefit of any and all laws or parts of laws relative to the appraisement of the property seized and sold under executory or other legal process, and consents that said property be sold with or without appraisement, at Secured Party's option, to the highest bidder for cash, or on such terms as Secured Party may direct, and that in the event of any such sale the property may be sold at the option of Secured Party either as a whole or in such lots and parcels as Secured Party may elect.

          (c) In the event the Collateral, or any part thereof, is seized as an incident to an action for the recognition or the enforcement of this Mortgage, whether by executory process, writ of fieri facias, sequestration or otherwise, Borrower and Secured Party do hereby designate Secured Party or its agent as the keeper of the property, all in accordance with the provisions of Louisiana Revised Statutes, Title 9, Section 5136, et seq.


                           ARTICLE IX

                 POST-DEFAULT POWER OF ATTORNEY

          9. Post-Default Power of Attorney. The Borrower hereby irrevocably constitutes and appoints, effective on and after the occurrence of an Event of Default, the Secured Party acting through any officer or agent thereof, with full power of substitution, as the Borrower's true and lawful attorney-in-fact with full irrevocable power and authority in the Borrower's place and stead and in the Borrower's name or in its own name, from time to time in the Secured Party's discretion, to receive, open and dispose of mail addressed to the Borrower, to take any and all action, to do all things, to execute, endorse, deliver and file any and all writings, documents, instruments, notices, statements (including financing statements, and writings to correct any error or ambiguity in any Loan Document), applications and registrations (including registrations and licenses for securities, Copyrights, Patents and Trademarks), checks, drafts, acceptances, money orders, or other evidence of payment or proceeds, which may be or become necessary or desirable in the sole discretion of the Secured Party to accomplish the terms, purposes and intent of this Security Agreement and the other Loan Documents, including the right to appear in and defend any action or proceeding brought with respect to the Collateral or Property, and to bring any action or proceeding, in the name and on behalf of the Borrower, which the Secured Party, in its discretion, deems necessary or desirable to protect its interest in the Collateral or Property. Said attorney or designee shall not be liable for any acts of commission or omission, nor for any error of judgment or mistake of fact or law, unless and then only to the extent that the same constitutes its gross negligence or willful misconduct. This power is coupled with an interest and is irrevocable. THIS POWER DOES NOT AND SHALL NOT BE CONSTRUED TO AUTHORIZE ANY CONFESSION OF JUDGMENT.


                            ARTICLE X

                         INDEMNIFICATION

          10. Indemnification. The Borrower agrees to indemnify the Secured Party and hold the Secured Party harmless from and against any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind or nature whatsoever which may be imposed on, incurred by, or asserted against the Secured Party in any way relating, in any way arising out of or in connection with this Security Agreement, the Loan Documents or the transactions contemplated hereby or thereby. Without limitation of the foregoing, the Borrower will reimburse the Secured Party for all expenses (including expenses for legal services of every kind) of, or incidental to, the negotiation of, entering into and enforcement of any of the provisions hereof and of any of the Obligations, and any actual or attempted sale, lease or other disposition of, and any exchange, enforcement, collection, compromise or settlement of any of the Collateral and receipt of the Proceeds thereof, and for the care of the Collateral and defending or asserting the rights and claims of the Secured Party in respect thereof, and for the care of the Collateral and defending or asserting the rights and claims of the Secured Party in respect thereof, by litigation or otherwise, including expense of insurance, and all such expenses shall be the Borrower's Obligations.


                           ARTICLE XI

                      OBLIGATIONS ABSOLUTE

          11. Obligations Absolute. The Borrower's Obligations will be absolute, unconditional and irrevocable and will be paid or satisfied strictly in accordance with their respective terms under all circumstances whatsoever, including: (i) the invalidity or unenforceability of all or any of, or any part of, this Security Agreement, the Promissory Note or any other Loan Document, or any consent, waiver, amendment or modification thereof; (ii) the existence of any claim, setoff, defense or other right which the Borrower may have at any time against the Secured Party, or any other Person, whether in connection with this Security Agreement, any other Loan Documents, the transactions contemplated hereby, thereby or otherwise all of which the Borrower hereby waives to the maximum extent permitted by law; or (iii) the loss, theft, damage, destruction or unavailability of the Collateral to the Borrower for any reason whatsoever, it being understood and agreed that the Borrower retains all liability and responsibility with respect to the Collateral.


                           ARTICLE XII

                           ASSIGNMENT

          12. Assignment. This Security Agreement is freely assignable, in whole or in part, by the Secured Party and, to the extent of any such assignment, the Secured Party shall be fully discharged from all responsibility. The Borrower understands and agrees that the Secured Party intends to and may, from time to time, sell, pledge, grant a security interest in and collaterally assign, transfer and deliver or otherwise encumber or dispose of the Promissory Note, this Security Agreement and the other Loan Documents and its rights and powers hereunder and thereunder, in whole or in part, in connection with the Securitization or any other assignment or other disposition of the Promissory Note. The Borrower may not, in whole or in part, directly or indirectly, assign this Security Agreement or any Loan Document or its rights hereunder or thereunder or delegate its duties hereunder without, in each instance, the specific prior written consent of the Secured Party, which consent may be withheld or delayed in the Secured Party's sole discretion, and payment of the amounts required under and compliance with Section 13(b) of the Promissory Note. For purposes of this Security Agreement, a change in control of the Borrower (whether by stock sale, issuance or otherwise) shall constitute an assignment hereof.


                          ARTICLE XIII

                        FURTHER ASSURANCE

          13. Further Assurance. The Borrower agrees at any time and from time to time, at the Borrower's sole cost and expense, to obtain, procure, execute and deliver, file and affix such further agreements, bills of sale and assignments, instruments, documents, warehouse receipts, bills of lading, vouchers, invoices, notices, statements, writings, (including financing statements, and writings to correct any error or ambiguity in any Loan Document), powers (including stock and bond powers, and powers of attorney), tax stamps and information, and to do or cause to be done all such further acts and things (including the execution, delivery and filing of financing statements on Form UCC-1, payment of filing fees and transfer, gains and recording taxes) as the Secured Party may reasonably request, from time to time, in its discretion. Without limiting the foregoing, the Borrower authorizes the Secured Party to the extent permitted under the UCC to execute and file, or file without the Borrower's signature, any and all financing statements, amendments thereto and continuations thereof as the Secured Party deems necessary or appropriate and the Borrower shall pay and indemnify the Secured Party for and hold the Secured Party harmless from any and all costs and expenses in connection therewith. The Borrower agrees that it will promptly notify the Secured Party of and agree to correct any defect, error or omission in the contents of any of the Loan Documents or in the execution, delivery or acknowledgment thereof. The Borrower further agrees to execute, prior to or within three months following closing, a Form 4506 Request for Copy or Transcript of Tax Form, which form will be provided by Secured Party.


                           ARTICLE XIV

             TERM, PARTIAL RELEASE AND REINSTATEMENT

          14.  Term, Partial Release and Reinstatement.

          14.1. Term. This Security Agreement shall be immediately in full force and effect upon the Borrower's execution below, whether or not it is signed by the Secured Party. Upon indefeasible payment in full of the Obligations in accordance with the terms thereof, this Security Agreement and the security interest granted hereunder shall terminate and the Secured Party, at the Borrower's expense, will execute and deliver to the Borrower the proper instruments (including UCC termination statements) acknowledging the termination of such security interest, and will duly assign, transfer and deliver (without recourse, representation or warranty) such Collateral as may be in the Secured Party's possession, and not to be retained, sold, or otherwise applied or released pursuant to this Security Agreement, to the Borrower, except that the Borrower's obligations under Sections 10, 11, 13 and 15 shall survive indefinitely.

          14.2. Partial Release. Upon the indefeasible payment in full of any Loan (including, without limitation, any Make Whole Premium or other amounts payable by the Borrower with respect to such Loan) in accordance with the provisions of the Promissory Note, the security interest hereunder with respect to the Applicable Collateral shall terminate, and the Secured Party, at the expense of the Borrower, will execute and deliver to the Borrower the proper instruments (including UCC partial release statements) acknowledging the termination of such security interest, and will duly assign, transfer and deliver (without recourse, representation or warranty) such of the Applicable Collateral as may be in the possession of the Secured Party and has not theretofore been sold or otherwise applied or released pursuant to this Security Agreement, to the Borrower, and shall take such other action as the Borrower may reasonably request to effectuate the foregoing.

          14.3. Reinstatement. This Security Agreement shall continue to be effective or be reinstated, as the case may be, if at any time any amount received by the Secured Party in respect of the Obligations is rescinded or must otherwise be restored or returned by the Secured Party upon the insolvency, bankruptcy, dissolution, liquidation or reorganization of the Borrower or any Principal Party or upon the appointment of any intervenor or conservator of, or trustee or similar official for, the Borrower, any Principal Party or any substantial part of the Borrower's or any Principal Party's assets, or otherwise, all as though such payments had not been made.


                           ARTICLE XV

                          MISCELLANEOUS

          15.  Miscellaneous.

          15.1. FINAL AGREEMENT; AMENDMENTS, CONSENTS, AUTHORIZATIONS. THIS SECURITY AGREEMENT REPRESENTS THE FINAL AGREEMENT BETWEEN THE BORROWER AND THE SECURED PARTY AND MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS OR SUBSEQUENT ORAL AGREEMENTS OF THE BORROWER AND THE SECURED PARTY. THE BORROWER UNDERSTANDS AND AGREES THAT ORAL AGREEMENTS AND ORAL COMMITMENTS TO LOAN MONEY, EXTEND CREDIT OR TO FORBEAR FROM ENFORCING REPAYMENT OF A DEBT ARE NOT ENFORCEABLE. THE BORROWER ACKNOWLEDGES AND AGREES THERE ARE NO ORAL AGREEMENTS BETWEEN THE BORROWER AND THE SECURED PARTY. This Security Agreement and the Loan Documents represent the entire understanding of the Secured Party and the Borrower with respect to the transactions contemplated hereby and thereby. None of the terms or provisions of this Security Agreement or any other Loan Document may be waived, altered, modified, or amended except in each instance by a specific written instrument duly executed by the Secured Party. Without limiting the foregoing, no action or omission to act shall be deemed to be a consent, authorization, representation or agreement of the Secured Party, under the UCC or otherwise, unless, in each instance, the same is in a specific writing signed by the Secured Party. The inclusion of Proceeds in the Collateral does not and shall not be deemed to authorize the Borrower to sell, exchange or dispose the Collateral or the Franchise Agreement or otherwise use the Collateral in any manner not otherwise specifically authorized herein.

          15.2. Notices. All notices and other communications given pursuant to or in connection with this Security Agreement shall be in duly executed writing delivered to the parties at the addresses set forth below (or such other address as may be provided by one party in a notice to the other party):

          If to the Secured Party:  AMRESCO COMMERCIAL LENDING
CORPORATION, 565 West Myrtle, Suite 410, Boise, Idaho 83702,
Facsimile Number (208) 333-2000.

          If to the Assignee of Secured Party:  NORWEST BANK
MINNESOTA, N.A., Sixth & Marquette, Minneapolis, MN 55479-0069,
Facsimile Number (612) 667-9825.

          If to the Borrower, to the Borrower's chief executive office (or residence), as represented by the Borrower herein and to the general counsel of the Borrower.

Notice delivered in accordance with the foregoing shall be effective (i) when delivered, if delivered personally or by receipted-for telex, telecopier, or facsimile transmission, (ii) two days after being delivered in the United States (properly addressed and all fees paid) for overnight delivery service to a courier (such as Federal Express) which regularly provides such service and regularly obtains executed receipts evidencing delivery or (iii) five days after being deposited (properly addressed and stamped for first-class delivery) in a daily serviced United States mail box.

          15.3. Reasonableness. If at any time the Borrower believes that the Secured Party has not acted reasonably in granting or withholding any approval or consent under the Promissory Note, this Security Agreement, or any other Loan Document or otherwise with respect to the Obligations, as to which approval or consent either the Secured Party has expressly agreed to act reasonably, or absent such agreement, a court of law having jurisdiction over the subject matter would require the Secured Party to act reasonably, then the Borrower's sole remedy shall be to seek injunctive relief or specific performance and no action for monetary damages or punitive damages shall in any event or under any circumstance be maintained by the Borrower against the Secured Party.

          15.4. Recovery of Sums Required To Be Paid. The Secured Party shall have the right from time to time to take action to recover any sum or sums which constitute a part of the Obligations as the same become due, without regard to whether or not the balance of the Obligations shall be due, and without prejudice to the right of the Secured Party thereafter to bring an action of foreclosure, or any other action, for a default or defaults by the Borrower existing at the time such earlier action was commenced.

          15.5. WAIVERS. THE BORROWER HEREBY MAKES AND ACKNOWLEDGES THAT IT MAKES ALL OF THE WAIVERS SET FORTH IN THIS SECURITY AGREEMENT, THE PROMISSORY NOTE AND THE OTHER LOAN DOCUMENTS KNOWINGLY, INTENTIONALLY, VOLUNTARILY, WITHOUT DURESS, AND ONLY AFTER EXTENSIVE CONSIDERATION OF THE RAMIFICATIONS OF SUCH WAIVERS WITH ITS ATTORNEY; THE BORROWER FURTHER ACKNOWLEDGES THAT SUCH WAIVERS ARE A MATERIAL INDUCEMENT TO THE SECURED PARTY TO MAKE THE LOANS TO THE BORROWER AND THAT THE SECURED PARTY WOULD NOT HAVE MADE THE LOANS WITHOUT SUCH WAIVERS; AND THE BORROWER HEREBY MAKES AND ACKNOWLEDGES THAT IT MAKES SUCH WAIVERS WITH RESPECT TO EACH OTHER LOAN IN THE PROGRAM.

          15.6. WAIVER OF TRIAL BY JURY. THE BORROWER HEREBY IRREVOCABLY AND UNCONDITIONALLY WAIVES, AND THE SECURED PARTY BY ITS ACCEPTANCE OF THE PROMISSORY NOTE AND THIS SECURITY AGREEMENT AND OTHER LOAN DOCUMENTS IRREVOCABLY AND UNCONDITIONALLY WAIVES, ANY AND ALL RIGHTS TO TRIAL BY JURY IN ANY ACTION, SUIT OR COUNTERCLAIM ARISING IN CONNECTION WITH, OUT OF OR OTHERWISE RELATING TO THE PROMISSORY NOTE, THIS SECURITY AGREEMENT, OR ANY OTHER LOAN DOCUMENT OR THE OBLIGATIONS.

          15.7. Relationship. The relationship of the Secured Party to the Borrower hereunder is strictly and solely that of secured lender on the one hand and borrower and guarantor on the other and nothing contained in the Promissory Note, this Security Agreement or any other Loan Document or otherwise in connection with the Obligations is intended to create, or shall in any event or under any circumstance be construed as creating, a partnership, joint venture, tenancy-in-common, joint tenancy or other relationship of any nature whatsoever between the Secured Party and the Borrower other than as secured lender on the one hand and borrower and guarantor on the other.

          15.8. Time is of the Essence. For all payments to be made and all obligations to be performed under the Loan
Documents, time is of the essence.

          15.9. Governing Law; Binding Effect. THIS SECURITY AGREEMENT AND ALL LOAN DOCUMENTS ARE ENTERED INTO IN THE STATE OF IDAHO, AND BORROWER AND SECURED PARTY AGREE THAT THE VALIDITY, ENFORCEABILITY, CONSTRUCTION AND INTERPRETATION OF THIS SECURITY AGREEMENT, AND OF ALL TRANSACTIONS AND DOCUMENTS UNDER OR RELATING TO IT, WILL BE CONSTRUED, APPLIED, ENFORCED AND GOVERNED UNDER THE LAWS OF THE STATE OF IDAHO (WITHOUT GIVING EFFECT TO PRINCIPLES OF CONFLICTS OF LAW), PROVIDED HOWEVER, THAT WITH RESPECT TO THE CREATION, ATTACHMENT, PERFECTION, PRIORITY AND ENFORCEMENT OF ANY LIENS CREATED BY THIS SECURITY AGREEMENT, THE LAWS OF THE STATE WHERE THE APPLICABLE PROPERTY IS LOCATED SHALL APPLY. This Security Agreement shall be binding upon the Borrower, and the heirs, devises, administrators, executives, personal representatives, successors, receivers, trustees, and (without limiting Section 12 hereof) assignees, including all successors in interest of the Borrower in and to all or any part of the Collateral, and shall inure to the benefit of the Secured Party, and the successors and assignees of the Secured Party.

          15.10. Severability. Whenever possible this Security Agreement, the Promissory Note and each Loan Document and each provision hereof and thereof shall be interpreted in such manner as to be effective, valid and enforceable under applicable law. If and to the extent that any such provision shall be held invalid and unenforceable by any court of competent jurisdiction, such holding shall not invalidate or render unenforceable any other provisions hereof or thereof, and any determination that the application of any provision hereof or thereof to any person or under any circumstance is illegal and unenforceable shall not affect the legality, validity and enforceability of such provision as it may be applied to any other person or in any other circumstance.

          15.11. Headings Descriptive. The headings, titles and captions used herein are for convenience only and shall not affect the construction of this Security Agreement or any term or provision hereof.

          15.12. Counterparts. This Security Agreement may be executed in a number of counterparts and each of such counterparts shall for all purposes be deemed to be an original;
and all such counterparts shall together constitute but one and the same agreement.

          15.13. Acknowledgment. Borrower acknowledges that Secured Party's underwriting guidelines and standards are applied on a case basis and that waivers may be granted in any particular case (including in the case of a borrower to be included in a pool with Borrower). Borrower further acknowledges that Secured Party's underwriting guidelines or standards may be modified at any time by Secured Party without notice to Borrower.

          15.14. Attorneys Fees and Costs. Borrower agrees that upon the occurrence of an Event of Default, the Borrower shall pay all costs and expenses actually incurred by Secured Party (including without limitation attorney's fees and disbursements) incident to the enforcement, collection, protection or preservation of any right or claim of Secured Party under the Loan Documents, including any such fees or costs incurred in connection with any bankruptcy or insolvency proceeding of Borrower.

          15.15. Loan Pool Flexibility. Secured Party shall have the right, at its sole and absolute discretion upon written notice to Borrower, to transfer (a "Transfer"), within 18 months from the effective date of this Security Agreement, all or any of the Loans and all Liens related to such Loans, from the CLC 19971 Program to any other loan program to a Franchise Group formed by Secured Party. Upon the occurrence of a Transfer, the Loan Documents shall be automatically amended and reclassified to reflect the Transfer. Borrower shall execute all amendments or other documents Secured party deems necessary to effectuate a Transfer.


          IN WITNESS WHEREOF, the Borrower has executed and entered into this Security Agreement and delivered it to the Secured Party on and as of the date set forth below. This document is executed under seal and intended to take effect as a sealed instrument.


Date: October 7, 1997         Cucos Inc.
Attest:/s/ Thomas J. Grace    By: /s/ Vincent J. Liuzza, Jr.
Name: Thomas J. Grace         Vincent J. Liuzza, Jr.
Title: Secretary              Chairman and Chief Executive
                              Officer


(SEAL)

Signed, sealed and delivered in the presence of:


Martha C. Scott
Unofficial Witness


Mary Ann Brockhaus
Notary Public

My commission expires:
at death

     SEAL
                              SECURED PARTY:
                              AMRESCO COMMERCIAL LENDING CORPORATION


                              By: /s/ Lex A. Lane
                              Lex A. Lane
                              Authorized Representative



                     SUBORDINATION AGREEMENT


     In consideration of the loan or loans which AMRESCO Commercial Lending Corporation (referred to herein with its successors and assigns as the "Secured Party") may have made or may in the future make to or for the account of Cucos Inc., (with their successors and assigns as the "Borrower"),which is or will be reflected in a promissory note or notes by Borrower in favor of Secured Party in the aggregate amount of $3,988,888.90, plus interest and all other costs referenced in the loan documents related to such promissory note or notes (the "Principal Indebtedness"), Elie Khoury, Jolie Khoury, Frank J. Ferrara and Sadie Ferrara, (collectively "Creditors") covenant and agree with Secured Party that any and all indebtedness, now or hereafter owing pursuant to the following described notes and the note purchase agreement of Borrower to Creditors ("Subordinated Indebtedness"), shall be and hereby is subordinated to the Principal Indebtedness. The term Subordinated Indebtedness shall include all amounts owing pursuant to the note purchase agreement dated July 28, 1995, but is not limited to the Promissory Note of Borrower in favor of Elie Khoury dated July 28, 1995 in the amount of $87,500.00, the Promissory Note of Borrower in favor of Frank J. Ferrara dated July 28, 1995 in the amount of $206,250.00, the Promissory Note of Borrower in favor of Elie Khoury and Jolie Khoury dated February 24, 1997 in the amount of $56,250.00 and the Promissory Note of Borrower in favor of Frank
J. Ferrara and Sadie Ferrara dated February 24, 1997 in the amount of $150,000.00 (each such promissory note is referred to as the "Note" and all such promissory notes are referred to collectively as the "Notes").

     Creditors acknowledge that no payments are due under the Notes until June 30, 2015. Further, Creditors covenant and agree that they shall not take any action against Borrower to recover any Subordinated Indebtedness ("Prohibited Action"), including but not limited to demanding, accepting, or receiving any payment or security related to the Notes or filing suit for any amount owed under the Notes, unless the Borrower has paid the Principal Indebtedness in full to the Secured Party or until Creditors obtain specific written consent of Secured Party to take such action. The Creditors further agree that it shall not take a Prohibited Action unless Creditors shall have informed the Secured Party in writing by certified mail addressed to AMRESCO Commercial Lending Corporation in care of the Servicing Department Manager at least 14 days prior to taking such Prohibited Action that Creditors intend to take such Prohibited Action.

     In the event that any Creditor receives payment or security from Borrower for or on account of the Subordinated Indebtedness in violation of this agreement, each Creditor covenants and agrees to hold the same in constructive trust for the Secured Party and to deliver the same immediately to Secured Party in the form received, duly endorsed, if applicable, and the Secured Party agrees that the same shall either be applied to, or held as security for the Principal Indebtedness.

     Each Creditor warrants that the amount owed under the Note for such Creditor, constitutes the entire Subordinated Indebtedness as of the date of this agreement. Creditors further warrant and covenant that all Subordinated Indebtedness incurred after the date of this agreement, shall be evidenced only by promissory notes or other instruments in writing capable of delivery to Secured Party and which shall be promptly delivered after execution by each Creditor to Secured Party to be held by Secured Party during the entire period of time that any part of the Principal Indebtedness is outstanding.

     Creditors and Borrower covenant and agree that the Notes and any promissory notes or instruments related to future
Subordinated Indebtedness shall include the following language:

     All rights of any payee under this note have been subordinated to AMRESCO Commercial Lending Corporation pursuant to a subordination agreement dated November 25, 1997, entered into between Elie Khoury, Jolie Khoury, Frank
     J. Ferrara, Sadie Ferrara, Cucos Inc., and AMRESCO Commercial Lending Corporation (the "Subordination Agreement"), and such payee shall not be entitled to enforce any rights under this note or take any action in conflict with or derogation of the Subordination Agreement.

     Creditors and Borrower further covenant and agree that the Notes and any promissory notes or instruments related to future Subordinated Indebtedness shall not be accelerated unless all obligations owed to Secured Party related to the Principal Indebtedness have been paid in full.

     This agreement and the Subordinated Indebtedness hereunder shall not be in any way affected by the extension of time or renewal of the Principal Indebtedness, the modification in any manner or the taking or release in whole or in part of any security therefore, or the obligations of any endorsers, sureties, guarantors or other parties, or the granting of any other indulgences to Borrower.

     This shall be a continuing agreement, shall apply to all Principal Indebtedness incurred, and shall be in effect until the Principal Indebtedness is paid in full. This agreement shall be binding upon and inure to the benefit of this successors and assigns or Creditors and Secured Party.

     In consideration of the above stated agreements by Creditors and of loans made or to be made to Borrower by Secured Party, Borrower hereby covenants and agrees to make no payment and to give no security to any Creditor for or on account of the Subordinated Indebtedness so long as any obligations relating to the Principal Indebtedness shall be or remain delinquent (past due) unless Secured Party specifically consents in writing. Any such payment or security made or given to any Creditor contrary to the foregoing shall be deemed to have been made or given for or on account of the Principal Indebtedness and shall be immediately delivered or endorsed to the Secured Party as provided above, and may be held or applied by Secured Party as security for the Principal Indebtedness or in payment of the Principal Indebtedness. Borrower further covenants and agrees that all Subordinated Indebtedness incurred after the date of this agreement shall be evidenced only by a promissory note or other instrument in writing capable of transfer and delivery to Secured Party and which as provided above, will be promptly delivered by Any Creditor to Secured Party to be held by Secured Party during the entire period of time that any part of the Principal Indebtedness is outstanding.

     Creditors understand and acknowledge that Secured Party would not make the loan to Borrower without this agreement.

     IN WITNESS WHEREOF, the parties have executed this Subordination Agreement as of the 25th day of November, 1997.


                            CREDITOR:


Witness:                   /s/ Elie Khoury, Individual
Witness:                   /s/ Jolie Khoury, Individual

Witness:                   /s/ Frank J. Ferrara, Individual

Witness:                   /s/ Sadie Ferrara, Individual

Attest:                    BORROWER:

                           Cucos, Inc.


/s/Thomas J. Grace         /s/ Vincent J. Liuzza, Jr.,
                           Chairman and Chief Executive Officer



                           SECURED PARTY: AMRESCO Commercial
                                          Lending Corporation


Witness:                   By: /s/ William C. Cole
                           William C. Cole
                           Vice President



                       AFFILIATE GUARANTY
                           (Personal)

          THIS AFFILIATE GUARANTY ("Guaranty") dated as of the date set forth at the foot hereof is made between the undersigned Vincent J. Liuzza, Jr. (the "Guarantor") and AMRESCO COMMERCIAL LENDING CORPORATION, a Nevada corporation, its successors and assigns (the "Secured Party").

                            RECITALS

          A. Pursuant to that certain Pledge and Security Agreement (as such agreement shall be modified, amended or supplemented from time to time, the "Security Agreement") dated as of the date hereof, among the Secured Party and the person or entity listed on Schedule A hereto, which has executed and delivered a Promissory Note, a Security Agreement and other Loan Documents to the Secured Party on the date hereof (the "Borrower"), the Secured Party has agreed to make certain loans to the Borrower for the commercial or business purposes set forth in such Borrower's application.

          B.  The Guarantor (i) is an affiliate of the Borrower,
(ii) owns, directly or indirectly, a significant amount of the issued and outstanding capital stock of the Borrower and (iii) will benefit from the Secured Party's making such loans to the Borrower.

          C. As an express condition to the making of the Loans by the Secured Party to the Borrower, Guarantor is required to enter into this Guaranty and to guaranty the Obligations as hereinafter provided.

         1.  Definitions.  Terms defined in the Security
Agreement and not otherwise defined in this Guaranty shall have the meanings given those terms in the Security Agreement when used herein and such definitions are incorporated herein as though set forth in full.

          2. Guaranty of Borrower's Obligations. In order to induce the Secured Party to make the Loans to the Borrower, the Guarantor jointly and severally if more than one, irrevocably, absolutely and unconditionally guaranties to the Secured Party the payment when due of all Obligations of the Borrower, including, without limitation, all amendments, modifications, supplements, renewals or extensions of any of the Loan Documents or Obligations, whether such amendments, modifications, supplements, renewals or extensions are evidenced by new or additional instruments, documents or agreements or change the rate of interest on any Obligation or the security therefor, or otherwise.

          3. Nature of Guaranty. This Guaranty is irrevocable and continuing in nature and relates to any of the Obligations now existing or hereafter arising of the Borrower. This Guaranty is a guaranty of prompt and punctual payment and performance and is not merely a guaranty of collection. This Guaranty is in full force and effect on the date hereof and shall continue until all such Obligations have been indefeasibly paid or satisfied in full at which time the Secured Party shall terminate this Guaranty by marking it cancelled and returning it to the Guarantor.

          4. Relationship to Other Agreements. Nothing herein shall in any way modify or limit the effect of terms or conditions set forth in any other document, instrument or agreement executed by the Guarantor, the Borrower or in connection with the Obligations, but each and every term and condition hereof shall be in addition thereto.

          5. When the Obligations are Deemed Due. For purposes of this Guaranty, the Obligations of the Borrower are deemed due within thirty (30) days after (a) receipt by the Guarantor from the Secured Party of written notice (a "Notice of Default") stating that an Event of Default under Section 7(a), (b), (c) or
(d) of the Security Agreement of such Borrower has occurred, or
(b) an Event of Default under Section 7(e), (f), (g) or (h) of the Security Agreement of such Borrower. The Guarantor agrees that the giving of a Notice of Default by the Secured Party will be final, conclusive and binding upon the Guarantor and that the Secured Party's delay or failure to give such Notice of Default shall not discharge, release, modify, reduce or impair Guarantor's obligations under this Guaranty or the rights of and remedies available to the Secured Party. The Guarantor agrees that any delay or default by the Guarantor in making any payment required in a Notice of Default for any reason whatsoever is a default by the Guarantor of its obligations under this Guaranty.

          6. Nature of Obligations. This Guaranty is a guaranty of prompt and punctual payment and performance. The obligations of the Guarantor to make payments to the Secured Party under this Guaranty are direct and primary obligations. Upon the occurrence and during the continuance of any Event of Default, the Guarantor understands and agrees that the Secured Party may, but is not required to enforce this Guaranty independently of any other remedy or security the Secured Party may have or hold in connection with this Guaranty or the Obligations guarantied hereunder without first or ever proceeding against and/or exhausting any security or remedy against any other Person or party or any Collateral. Without limiting the generality of the foregoing, the liability of the Guarantor under this Guaranty shall be absolute and unconditional notwithstanding any event or occurrence, including without limitation:

          (a) any defect in, or invalidity, illegality or unenforceability of any of the Loan Documents;

          (b) the existence of any claim, defense or set-off which the Borrower or the Guarantor may have at any time against the Secured Party whether in connection with the transactions contemplated by this Guaranty or otherwise;

          (c) the existence or absence of any legal action to enforce the Loan Documents or any security therefor, the issuance of any judgment therefor or the execution of any such judgment;

          (d) any change in the time, manner or place of payment of, or in any other term of, all or any of the Obligations under any Loan Document or any other agreement or instrument relating thereto or any other amendment or waiver of any consent to departure therefrom including, without limitation, any increase in the Obligations resulting from the extension of additional credit to the Borrower or otherwise;

          (e) any taking, exchange, release or non-perfection of any Collateral, or any taking, release or amendment or waiver of or consent to departure from any other guaranty, for all or any of the Obligations;

          (f) any manner of application of any Collateral, or proceeds thereof, to all or any of the Obligations, or any manner of sale or other disposition of any Collateral or any other assets of the Borrower;

          (g) any change, restructuring, merger, buy out, sale, or termination of the structure or existence of the Borrower; or

          (h) any possibility or impracticality of performance, illegality, force majeure, any act of government, or any other circumstance which might otherwise constitute a defense available to, or a discharge of the Borrower or the Guarantor, or any other circumstance or event or happening whatsoever, whether foreseen or unforeseen and whether similar or dissimilar to anything referred to above in this Section.

          (i) To the extent that Guarantor makes payments to the Secured Party under this Guaranty, Guarantor shall be entitled to whatever Security Interests and remedies which the Secured Party may have under the Loan Documents, and by these presents the Secured Party does hereby agree to assign to Guarantor said Security Interests, including the Pledge, Leasehold Mortgage and Assignment of Leases which it, Secured Party, possesses, but only to the extent that Guarantor makes actual payments to the Secured Party under the Guaranty.

          (j) This Guaranty shall terminate upon the death of Guarantor if Borrower is in full compliance with Section
     3.25 of the Pledge and Security Agreement.

          7. Statute of Limitations and Other Laws. Until the Obligations shall have been paid and performed in full, all of the rights, privileges, powers and remedies granted to the Secured Party hereunder shall continue to exist and may be exercised by the Secured Party at any time and from time to time irrespective of the fact that any of the Obligations may have become barred by any statute of limitations. Guarantor expressly waives the benefit of any and all statutes of limitation, and any and all laws providing for exemption of property from execution or for valuation and appraisal upon foreclosure, to the maximum extent permitted by applicable law.

          8. Waivers. Except to the extent required by law and to the extent such requirement cannot be waived, the Guarantor
(a) waives notice of acceptance of this Guaranty and notice of any liability to which it may apply, (b) waives promptness, diligence, notice of acceptance and any other notice with respect to any of the Obligations and any requirement that the Secured Party or the Borrower protect, secure, perfect or insure any lien or any property subject thereto or exhaust any right or take any action against the Borrower or any other Person or any collateral, and (c) waives any rights it, the Borrower, any other guarantor or any other person may now or hereafter have to an appraisal of any security or collateral for the Borrower's Obligations, including, without limitation, any such rights provided by statute. BORROWER ALSO WAIVES ALL DEFENSES THAT IT MAY BE ENTITLED TO UNDER SURETYSHIP LAW.

          9. Consents. The Guarantor consents and agrees that the Secured Party, at any time and from time to time, without notice or demand, without incurring any responsibility to the Guarantor, and without impairing, reducing, modifying, amending, releasing or discharging the obligations of the Guarantor, may take any of the following actions or take no action in connection with the Borrower or the Loan Documents, including without limitation:

          (a) supplement, modify, amend, extend, renew, accelerate or otherwise change the time for payment or the terms of the Obligations or any part thereof;

          (b) supplement, modify, amend or waive, or enter into or give any agreement, approval or consent with respect to, the Obligations or any part thereof, or any of the Loan Documents or any additional security or guaranties, or any condition, covenant, default, remedy, right, representation or term thereof or thereunder;

          (c) accept new or additional instruments, documents or agreements in exchange for or relative to any of the Loan
     Documents or the Obligations or any part thereof;

          (d)  accept partial payments on the Obligations;

          (e) receive and hold additional security or guaranties for the Obligations or any part thereof;

          (f) release, reconvey, terminate, waive, abandon, fail to perfect, subordinate, exchange, substitute, transfer and/or enforce any security or guaranties, and apply any security and direct the order or manner of sale thereof as the Secured Party in its sole and absolute discretion may determine;

          (g) release any Person from any personal liability with respect to the Obligations or any part thereof;

          (h) settle, release on terms satisfactory to the Secured Party or by operation of applicable laws or otherwise liquidate or enforce any Obligation and any security or guarantee therefor in any manner, consent to the transfer of any security and bid and purchase at any sale;
     and/or

          (i) consent to the merger, change or any other restructuring or termination of the partnership or corporate existence, as the case may be, of the Borrower or any other Person, and correspondingly restructure the Obligations, and any such merger, change, restructuring or termination shall not affect the liability of the Borrower or the continuing effectiveness hereof, or the enforceability hereof with respect to all or any part of the Obligations.

          10. Amounts Reclaimed. Guarantor understands that one or more claims may be made upon the Secured Party for repayment or recovery of any amount received on account of any of the Obligations and that the Secured Party may be required to repay (or otherwise satisfy the recovery of) all or part of said amount by reason of (a) any judgment, decree or order of any court, administrative body or trustee in bankruptcy (or other person acting on behalf of any person or its estate), or (b) any settlement or compromise of any such claim effected by the Secured Party with any such claimant (including the Borrower). Guarantor agrees that in such event any such judgment, decree, order, settlement or compromise will be binding upon the Guarantor, notwithstanding any cancellation of the Loan Documents or this Guaranty and that Guarantor will be and remain liable to the Secured Party under this Guaranty for the amount so repaid or recovered to the same extent as if such amount had never been received by the Secured Party.

          11. Interest. If the Guarantor fails to make any payment due and required to be made by it under this Guaranty (a "Payment"), then, to the extent permitted by law, such Payment shall bear interest from the due date thereof until paid at the Default Rate. Guarantor agrees to pay interest accrued hereunder in respect of any Payment on demand. All computations of interest hereunder will be made by the Secured Party on the basis of a year of 360 days and based upon the actual number of days elapsed (including the first day but excluding the last day).

          12.  Representations, Warranties and Covenants.  The
Guarantor hereby makes the following representations, warranties and covenants which survive the execution and delivery of this
Guaranty:

          (a) The Guarantor, if it is a corporation, is and will continue to be, duly organized, validly existing and in good standing under the laws of its jurisdiction of organization and qualified as a foreign corporation and in good standing in each jurisdiction where such qualification is required or necessary in connection with the conduct of the Guarantor's business or the performance of its obligations under this Guaranty.

          (b) The Guarantor has the power and/or legal right to own its assets, to conduct its business as now conducted, and to enter into and perform the provisions of this Guaranty.

          (c) The execution, delivery and performance of this Guaranty by the Guarantor, if it is a corporation, has been duly authorized by all necessary corporate, stockholder and other action.

          (d) The execution, delivery and performance of this Guaranty by the Guarantor does not contravene (i) any existing law or any legal order applicable to, or license or permit granted to the Guarantor, (ii) any agreement or instrument to which the Guarantor is a party or to which it or any of its assets is subject, or (iii) if it is an entity, any provisions of the Guarantor's certificate of incorporation, by-laws or organizational papers.

          (e) The Guarantor is not, and will not as a result of the execution and delivery of this Guaranty, be rendered insolvent.

          (f) This Guaranty is a legal, valid and binding obligation of the Guarantor, enforceable against the Guarantor in accordance with its terms, except as the enforceability thereof may be limited by bankruptcy, insolvency or other similar laws of general application affecting the enforcement of creditors' rights or by general principles of equity limiting the availability of equitable remedies.

          (g) No governmental approval is required for the due execution, delivery and performance by the Guarantor of this Guaranty.

          (h) There are no conditions precedent to the effectiveness of this Guaranty that have not been satisfied or waived.

          (i) The Guarantor shall provide the Secured Party within 75 days after December 31st of each calendar year and as the Secured Party may reasonably request, from time to time, financial statements covering the twelve (12) month period then ended.

          (j) The Guarantor shall provide the Secured Party with copies of all tax returns filed by the Guarantor as soon as such tax returns are available or, in any event, within ten (10) days of the filing thereof.

          (k) Guarantor is either financially interest in Borrower or will receive other material economic benefits as a result of the Loans provided by Secured Party. Guarantor is entering into this Guaranty as a material inducement to Secured Party to make the Loans and acknowledges that Secured Party would not make such Loans absent of this Guaranty.

          13. WAIVER OF TRIAL BY JURY. THE GUARANTOR HEREBY IRREVOCABLY AND UNCONDITIONALLY WAIVES, AND THE SECURED PARTY BY ITS ACCEPTANCE OF THIS GUARANTY IRREVOCABLY AND UNCONDITIONALLY WAIVES, ANY AND ALL RIGHTS TO TRIAL BY JURY IN ANY ACTION, SUIT OR COUNTERCLAIM ARISING IN CONNECTION WITH, OUT OF OR OTHERWISE RELATING TO THIS GUARANTY OR THE OBLIGATIONS GUARANTEED HEREUNDER.

          14. LIMITATION ON INTEREST. NOTWITHSTANDING ANY OTHER PROVISION HEREOF, IN NO EVENT SHALL THE AMOUNT OR RATE OF INTEREST PAYABLE, CONTRACTED FOR, CHARGED OR RECEIVED UNDER OR IN CONNECTION WITH THIS GUARANTY OR THE OBLIGATIONS GUARANTEED HEREUNDER, FROM TIME TO TIME OR FOR WHATEVER REASON, EXCEED THE MAXIMUM RATE OR AMOUNT, IF ANY, SPECIFIED BY APPLICABLE LAW.

          15.  Miscellaneous.

          (a) Costs and Expenses. Guarantor agrees to pay to the Secured Party all costs and expenses (including, without limitation, reasonable attorneys' fees and disbursements) incurred by the Secured Party in the enforcement of this Guaranty, whether or not an action is filed in connection therewith, and in connection with any waiver or amendment of any term or provision hereof. All advances, charges, costs and expenses, including reasonable attorneys' fees and disbursements, incurred or paid by the Secured Party in exercising any right, privilege, power or remedy conferred by this Guaranty, or in the enforcement or attempted enforcement thereof, shall be subject hereto and shall become a part of the Obligations and shall be paid to the Secured Party by Guarantor, immediately upon demand, together with interest thereon at the Default Rate.

          (b) Information. The Guarantor will promptly furnish to the Secured Party such information regarding its business affairs and financial condition as the Secured Party may from time to time reasonably request.

          (c) Amendment. Neither this Guaranty nor any provision hereof may be amended, altered, modified, changed, waived, discharged or terminated, except by an instrument in writing signed by the Secured Party.

          (d) Governing Law. This Guaranty and the rights and obligations of the parties hereunder shall be construed in accordance with and governed by the laws of the State.

          (e) Notices. All notices and other communications hereunder shall be given in the manner set forth in the Security Agreement to the parties at their respective addresses set forth below, as the same may be changed by written notice to the other party.

          (f) Remedies Cumulative; No Waiver. The Guarantor hereby agrees that the enumeration of the Secured Party's rights and remedies set forth in this Guaranty is not intended to be exhaustive and the exercise by the Secured
     Party of any right or remedy shall not preclude the exercise of any other rights or remedies, all of which shall be cumulative and shall be in addition to any other right or remedy given hereunder or under any other agreement between the parties or which may now or hereafter exist at law or in equity or by suit or otherwise, including but not limited to the Secured Party's rights and remedies under the Security Agreement or any Loan Document. No delay on the part of the Secured Party in exercising any right, power or privilege shall operate as a waiver thereof, nor shall any single or partial exercise of any such right, power or privilege preclude other or further exercise thereof or the exercise of any other right, power or privilege shall be construed to be a waiver of any default. No course of dealing between the Guarantor and the Secured Party, or any of the Secured Party's agents or employees shall be effective to change, modify or discharge any provision of this Guaranty or to constitute a waiver of any default.

          (g) Guarantor's Waiver of Claims. The Guarantor hereby expressly and irrevocably waives any and all rights which Guarantor may have at any time (whether arising directly or indirectly, by operation of law, under any Loan Document or otherwise) to assert any "claim" (as defined in 11 U.S.C. Section
     101), including, without limitation, any right or claim of subrogation, reimbursement, exoneration, contribution or indemnity, whether any such right or claim is reduced to judgment, liquidated, unliquidated, fixed, contingent, matured, unmatured, disputed, undisputed, secured or unsecured.

          (f) Time is of the Essence. For all payments to be made and obligations to be performed under this Guaranty, time is of the essence.

          (i) Assignment, Binding Effect, Benefit of Agreement. This Guaranty and the duties and obligations of the Guarantor hereunder, together with the Secured Party's rights and privileges under the Security Agreement and the other Loan Documents, (1) shall be fully assignable, in whole or in part, and transferable by the Secured Party; (2) may not be delegated or transferred by the Guarantor without the prior written consent of the Secured Party, which consent may be withheld or delayed by the Secured Party in its sole discretion; (3) shall inure to the benefit of, and be enforceable by, the Secured Party and its successors and assigns and the duties and obligations of the Guarantor shall bind the Guarantor and the Guarantor's successors and permitted assigns; and (4) the provisions of Section 15(g) also shall be for the benefit of and may be enforced by the Borrower.

          (j) Severability. Whenever possible this Guaranty and each provision hereof shall be interpreted in such manner as to be effective, valid and enforceable under applicable law. Any provisions of this Guaranty which are prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof, and any such prohibition or unenforceability in any jurisdiction shall not invalidate or render unenforceable such provision in any other jurisdiction. In addition, any determination that the application of any provision hereof to any person or under any circumstance is illegal and unenforceable shall not affect the legality, validity and enforceability of such provision as it may be applied to any other person or in any other circumstance.

          (k) Survival. The provisions of Sections 10 and 13 shall survive the termination and cancellation of this Guaranty and, after cancellation and return to the Guarantor, a photocopy hereof may be submitted as evidence of such surviving obligations. Nothing herein shall preclude the Secured Party from establishing such obligations by other means.

          (l) Receipt of Loan Documents. The Guarantor acknowledges receipt of a copy, as executed, of the Loan
     Documents of the Borrower.

          (m) Headings. The headings herein are for purposes of reference only and shall not otherwise affect the meaning or interpretation of any provision hereof.

          16. ACKNOWLEDGEMENT. GUARANTOR HEREBY ACKNOWLEDGES AND AGREES THAT IT MAKES ALL OF THE WAIVERS, AGREEMENTS AND CONSENTS ("WAIVERS") SET FORTH IN THIS GUARANTY KNOWINGLY, INTENTIONALLY, VOLUNTARILY, WITHOUT DURESS, AND ONLY AFTER EXTENSIVE CONSIDERATION OF THE RAMIFICATIONS OF SUCH WAIVERS WITH ITS COUNSEL; GUARANTOR FURTHER ACKNOWLEDGES THAT SUCH WAIVERS ARE A MATERIAL INDUCEMENT TO THE SECURED PARTY TO MAKE THE LOANS TO BORROWER AND THAT THE SECURED PARTY WOULD NOT HAVE MADE THE LOANS WITHOUT SUCH WAIVERS. THE GUARANTOR ACKNOWLEDGES THAT IT HAS SUFFICIENT KNOWLEDGE AND EXPERIENCE TO BE CAPABLE OF EVALUATING THE RISKS OF ITS GUARANTY. IF ANY OF THE WAIVERS HEREIN ARE DETERMINED TO BE UNENFORCEABLE UNDER APPLICABLE LAW, SUCH WAIVERS SHALL BE EFFECTIVE TO THE MAXIMUM EXTENT PERMITTED BY SUCH LAW.

          17.  THIS GUARANTY SHALL TERMINATE AFTER THE THIRD YEAR
FROM THE CLOSING DATE IF THE BORROWER HAS A CONSOLIDATED FCCR OF
1.50:1 OR GREATER FOR TWO CONSECUTIVE YEARS.

          IN WITNESS WHEREOF, the parties hereto executed this Agreement or have caused this Agreement to be executed and delivered by their duly authorized officer(s) as of October 7, 1997. THIS DOCUMENT IS EXECUTED UNDER SEAL AND INTENDED TO TAKE EFFECT AS A SEALED INSTRUMENT.


                                GUARANTOR:
Witness:
                                Vincent J. Liuzza, Jr.
/s/ Martha C. Scott
Name: Martha C. Scott           /s/Vincent J. Liuzza, Jr.


          GUARANTOR'S ADDRESS:  110 Veterans Blvd., Suite 222
                                Metairie,  LA  70005




Receipt of this Guaranty is hereby acknowledged and accepted:

AMRESCO COMMERCIAL LENDING CORPORATION,
as Secured Party

By:____________________________
Lex A. Lane
Authorized Representative

ADDRESS OF SECURED PARTY:

AMRESCO Commercial Lending Corporation
565 West Myrtle
Suite 410
Boise, Idaho  83702