Form 10QSB
period 1998-01-11
CUCOS INC
filed 1998-02-20
CIK 731724

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB

(Mark One)
[x]  Quarterly Report under Section 13 or 15 (d) of the
     Securities Exchange Act of 1934

For the quarterly period ended January 11, 1998

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

Yes [ X ] No [    ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
2,113,747 shares of common stock, no par value, as of January 31, 1998.

Transitional Small Business Disclosure Format (check one):

Yes [   ] No [ X ]


Part I--Financial Information

ITEM I.  FINANCIAL STATEMENTS

                           CUCOS INC.
                         BALANCE SHEETS
                                                                   Jan. 11, 1998
                                                                       Unaudited
Assets
Current Assets
     Cash and Cash Equivalents                                          $573,000
     Receivables:
       Trade                                                             478,000
       Due from Affiliates                                               202,000
       Less Allowance for Doubtful Accounts                              169,000
                                                                         511,000

     Inventories                                                         252,000
     Prepaid Expenses, Deferred Taxes and Other Current Assets           446,000
       TOTAL CURRENT ASSETS                                            1,782,000

Deferred Taxes and Noncurrent Assets                                     270,000

Property, Equipment and Other
     Land                                                                327,000
     Property and Equipment                                            3,924,000
     Building and Leasehold Improvements                               5,461,000
     Reacquired Franchise Rights                                         529,000
                                                                      10,241,000
     Less Accumulated Depreciation and Amortization                    4,379,000
                                                                       5,862,000

Investment in LaMexiCo, LLC                                              241,000
Assets Held for Resale                                                   102,000
Deferred Costs Less Accumulated Amortization                             499,000
TOTAL ASSETS                                                         $ 8,756,000

Liabilities and Shareholders' Equity
Current Liabilities
     Short-Term Debt Payable to Banks                                $         -
     Trade Accounts Payable                                            1,738,000
     Accrued Expenses and Other                                          538,000
     Accrued Payroll                                                     194,000
     Current Portion of Long-Term Debt                                   383,000
       TOTAL CURRENT LIABILITIES                                       2,853,000

Long-Term Debt, Less Current Portion                                   3,548,000
Convertible Debentures - Non-Interest Bearing                            421,000
Deferred Revenue and Other                                               194,000

Shareholders' Equity
     Preferred Stock, No Par Value - 1,000,000 Shares
       Authorized, None Issued or Outstanding                                  -
     Common Stock, No Par Value - 20,000,000 Shares
       Authorized, 2,113,747 Shares Issued and Outstanding             4,746,000
     Additional Paid-in Capital                                          228,000
     Retained Earnings (Deficit)                                     (3,234,000)
       TOTAL SHAREHOLDERS' EQUITY                                      1,740,000
TOTAL LIABILITIES AND EQUITY                                          $8,756,000

See Notes to Financial Statements


Part I--Financial Information
[CAPTION]

                           CUCOS INC.
                    STATEMENTS OF OPERATIONS
                            UNAUDITED


                                                                12 Weeks       12 Weeks       28 Weeks       28 Weeks
                                                                  Ended          Ended          Ended          Ended
                                                              Jan 11, 1998   Jan 12, 1997   Jan 11, 1998   Jan 12, 1997

Restaurant Operations
 Sales of Food and Beverages                                   $4,840,000     $4,737,000    $11,345,000    $11,386,000
 Restaurant Expenses:
   Cost of Sales                                                1,284,000      1,264,000      3,024,000      3,061,000
   Restaurant Labor and Benefits                                1,642,000      1,542,000      3,785,000      3,665,000
   Other Operating Expenses                                       847,000        812,000      2,055,000      2,038,000
   Occupancy Costs                                                537,000        502,000      1,212,000      1,179,000
   Preopening Costs                                                23,000         29,000         22,000         67,000
     Total Restaurant Expenses                                  4,333,000      4,149,000     10,098,000     10,010,000
Income from Restaurant Operations                                 507,000        588,000      1,247,000      1,376,000

Royalties and Franchise Revenues, Net of Expenses
   of $6,000 and 7,000; $13,000 and $16,000                        25,000         17,000         59,000         44,000
Commissary and Other Income                                        40,000         39,000        110,000        109,000
                                                                  572,000        644,000      1,416,000      1,529,000

Operations Expenses                                               176,000        275,000        472,000        608,000
Corporate Expenses                                                332,000        369,000        731,000        780,000
Operating Income                                                   64,000              -        213,000        141,000

Interest Expense                                                  127,000        107,000        255,000        251,000
Income (Loss) Before Income Taxes and
 Extraordinary Expenses                                          (63,000)      (107,000)       (42,000)      (110,000)
Income Taxes                                                            -              -              -              -
Income (Loss) Before Extraordinary Loss                          (63,000)      (107,000)       (42,000)      (110,000)
Extraordinary Loss Related to Refinancing                         166,000              -        166,000              -
Net Income (Loss)                                              ($229,000)     ($107,000)     ($208,000)     ($110,000)

Weighted Average Shares of Common Stock                         2,114,000      2,114,000      2,114,000      2,114,000

Net Income (Loss) per Share Before Extraordinary Loss             ($0.03)        ($0.05)        ($0.02)        ($0.05)
Net Income (Loss) Per Share                                       ($0.11)        ($0.05)        ($0.10)        ($0.05)

See Notes to Financial Statements


Part I--Financial Information
[CAPTION]

                           CUCOS INC.
                    STATEMENTS OF CASH FLOWS
                            UNAUDITED


                                                               28 Weeks        28 Weeks
                                                                 Ended           Ended
                                                             Jan 11, 1998    Jan 12, 1997

NET CASH PROVIDED BY OPERATING ACTIVITIES                       $574,000       $505,000

INVESTING ACTIVITIES
 Purchases of Property and Equipment                           (645,000)      (317,000)
 Change in Deferred Costs                                      (417,000)       (63,000)

NET CASH USED IN INVESTING ACTIVITIES                        (1,062,000)      (380,000)

FINANCING ACTIVITIES
 Proceeds from Borrowings                                      4,209,000        148,000
 Principal Payments on Borrowings                            (3,624,000)      (504,000)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES              585,000      (356,000)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  97,000      (231,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 476,000        781,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $573,000       $550,000


See Notes to Financial Statements


CUCOS INC.

NOTES TO FINANCIAL STATEMENTS  (UNAUDITED)

1. The Company: Cucos Inc. (the "Company") owns and franchises Mexican restaurants under the name "Cucos". At January 11, 1998, sixteen Company-owned restaurants and five franchised restaurants were in operation. At the end of the Comparable Quarter, there were fifteen company-owned and six franchised restaurants in operation.

2.   Fiscal  Year:   The  Company uses  a  52/53  week  year  for
     financial reporting purposes with the Company's fiscal year ending on the Sunday closest to June 30 of each year.
     Fiscal 1997 and fiscal 1998 are both 52 week years.

3. In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Common stock equivalents (stock options and convertible debentures) were antidilutive for the 12 week periods ended January 12, 1998 and January 11, 1997, and for the 28 week periods ended January 12, 1998 and January 11, 1997. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

4. Per share amounts are based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Common stock equivalents were antidilutive for the 28 week period ended January 11, 1998.

5. Certain reclassifications of previously reported amounts have been made to conform to current classifications which relate primarily to the allocation of convertible debenture proceeds and the related imputed interest expense.

6. On February 17, 1998, the Board of Directors amended the agreement related to the Zero-Coupon Convertible Secured Notes to permit the holders to convert the Zero-Coupon Convertible Secured Notes to Common Stock of Cucos Inc. two years after the date of issue rather than five years. On February 19, 1998, the holders converted the Zero-Coupon Convertible Secured Notes into common stock. As a result, stockholders equity increased by $421,000.


              ITEM 2.  MANAGEMENT'S DISCUSSION AND
    ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Sales of Food and Beverages for the 12 weeks ended January 11, 1998 (the "Current Quarter") increased 2.2% to $4,840,000 from $4,737,000. Sales of Food and Beverages for the 28 weeks ended January 11, 1998 (the "Current First Half") declined 0.4% to $11,345,000 from $11,386,000. The increase in the Current Quarter resulted from additional revenues related to opening a new restaurant in Meridian in October, 1997, which were offset by 3.8% decline in sales revenues in the existing restaurants. The decline in Current First Half was the result of an overall decline in existing restaurant revenues. The existing restaurant revenues decline is primarily the result of a 4.5% decline in average guest counts.

Restaurant expenses in the Current Quarter and the Current First Half increased by 4.4% and 0.9% respectively. Restaurant Expenses in existing restaurants in the Current Quarter declined 3.6%. However, this decline was more than offset by restaurant expenses associated with the Meridian restaurant. Similar results were experienced in the Current First Half.

As  a  result  of  the  above  factors,  Income  from  Restaurant
Operations declined to $507,000 in the Current Quarter from $588,000 in the Comparable Quarter and $1,247,000 for the Current
First Half from $1,376,000 for the Comparable First Half.

Net Royalties and Franchise Revenues increased $8,000 in the Current Quarter compared to the Comparable Quarter and $15,000 in the Current First Half compared to the Comparable First Half. This increase is the result of higher sales at a newly opened franchise restaurant in the Current Quarter and Current First Half compared to the Comparable periods.

Operation Expenses declined to $176,000 in the Current Quarter from $275,000 in the Comparable Quarter and to $472,000 in the Current First Half from $608,000 in the Comparable First Half. The decline was primarily attributable to a decline in losses related to subleases of $38,000 in the Current Quarter and $97,000 in the Current First Half.

Corporate  Expenses  declined 10.0% in  the  Current  Quarter  to
$332,000  and  6.3% in the Current First Half to $731,000.   This
decline was attributable to additional cost controls that were implemented by the Company.

As a result of these factors Operating Income increased $64,000 in the Current Quarter compared to the Comparable Quarter and $72,000 in the Current First half compared to the Comparable
First Half.

Interest  expense  increased  $20,000  in  the  Current   Quarter
compared to the Comparable Quarter and $4,000 in the Current First Half compared to Comparable First Half. This increase was attributable to increased borrowings and a slight increase in the average borrowing rate.

On October 26, 1997, the Company entered into a new credit facility with a commercial lending institution. In connection with this refinancing, the Company incurred prepayment penalties of $166,000 which have been reported as an extraordinary loss. (See Liquidity and Capital Resources.)

The Loss Before Extraordinary Loss was $63,000 in the Current Quarter compared to $107,000 in the Comparable Quarter and was
$42,000 in the Current First Half compared to $110,000 in the Comparable First Half. The Net Loss increased $122,000 to $229,000 in the Current Quarter and increased $98,000 to $208,000 in the Current First Half. This increase was primarily attributable to the loss incurred related to the recent refinancing.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents increased to $573,000 in the Current Quarter compared to $550,000 in the Comparable Quarter. The Current ratio is .62 at the end of the Current Quarter compared to .52 at the end of the Comparable Quarter. Deferred costs increased $293,000 in the Current Quarter to $499,000 which was attributable to an increase in preopening costs of $22,000 related to the Meridian restaurant and costs of $262,000 incurred related to the refinancing.

Long-term  debt  and short-term debt payable to  banks  increased
$341,000  in  the  Current  Quarter compared  to  the  Comparable
Quarter.   This  increase was primarily related to the  financing
related to the Meridian restaurant.

On November 26, 1997, the Company entered into a new credit facility of $3,590,000 with a commercial lending institution. This new credit facility consists of a term loan to be repaid, primarily, in monthly payments over 10 years and is secured by the restaurant operating properties. The proceeds from this term loan has been used to repay substantially all of the existing long-term debt and short-term debt payable to banks. The amounts included in the balance sheet of October 19, 1997, for short-term debt payable to banks and long-term debt reflect the repayment terms of the new term loan. In connection with this refinancing, the Company incurred a charge to earnings in the Second Quarter of $166,000 and is related to prepayment penalties associated with the existing debt.

On February 17, 1998, the Board of Directors amended the agreement related to the Zero-Coupon Convertible Secured Notes to permit the holders to convert the Zero-Coupon Convertible Secured Notes to Common Stock of Cucos Inc. two years after the date of issue rather than five years. On February 19, 1998, the holders converted the Zero-Coupon Convertible Secured Notes into common stock. As a result, stockholders equity increased by $421,000.

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


ITEM 1.   LEGAL PROCEEDINGS.
          None, except as previously reported.

ITEM 2.   CHANGES IN SECURITIES.
          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.
          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          The Annual Meeting of Shareholders was held on December
          11, 1997. The following matters were voted on and received the specified number of votes for, against and abstaining:

          1.   Election of Directors:

          Name of Nominees            Votes for     Votes Withheld

          Frank J. Ferrara            1,528,752         18,940
          Thomas J. Grace             1,528,752         18,940
          Elie V. Khoury              1,528,752         18,940
          David M. Liuzza             1,528,752         18,940
          Vincent J. Liuzza, Jr.      1,528,752         18,940
          Sidney C. Pulitzer          1,528,752         18,940
          Miguel Uria                 1,528,752         18,940

          2. Appointment of independent public accountants, Ernst & Young, LLP, for the year 1998: 1,545,932 votes for; 710 votes against; and 1,050 votes abstaining.

ITEM 5.   OTHER INFORMATION.

          On February 17, 1998, the Board of Directors amended the agreement related to the convertible debentures to permit the debenture holders to convert the debenture to common shares two years after the date of issue rather than five years. On February 19, 1998, the debenture holders converted the debentures into common stock. As a result, stockholders equity increased by $421,000.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          a.   Exhibits.
               27 - Financial Data Schedule
               4-L - Amendment to Note Purchase Agreement

          b.   Reports on Form 8-K.
               None.


                        INDEX TO EXHIBITS


          The following exhibits are filed with this Quarterly
Report or is incorporated herein by reference:

Exhibit Number           Title

     27                  Financial Data Schedule
     4-L                 Amendment to Note Purchase Agreement




                           CUCOS INC.


                            SIGNATURE


          Pursuant to the requirements of the Securities Exchange
Act  of  1934, the Registrant has duly caused this report  to  be
signed   on   its  behalf  by  the  undersigned  thereunto   duly
authorized.


                              CUCOS INC.
                              (Registrant)


                              Vincent J. Liuzza, Jr.


Date:  February 20, 1998   By:s/s
                              Vincent J. Liuzza, Jr.
                              Chairman, Chief Executive Officer,
                              Chief Financial Officer