Form 10QSB
period 1998-04-05
CUCOS INC
filed 1998-05-19
CIK 731724

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB

(Mark One)
[x]  Quarterly Report under Section 13 or 15 (d) of the
     Securities Exchange Act of 1934

For the quarterly period ended April 5, 1998

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

Yes [ X ] No [    ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
2,641,730 shares of common stock, no par value, as of May 14, 1998.

Transitional Small Business Disclosure Format (check one):

Yes [   ] No [ X ]

Part I--Financial Information
ITEM I.  FINANCIAL STATEMENTS

                           CUCOS INC.
                         BALANCE SHEETS

                                                                   April 5, 1998
                                                                       Unaudited
Assets
Current Assets
     Cash and Cash Equivalents                                        $690,000
     Receivables:
       Trade                                                           531,000
       Due from Affiliates                                             186,000
       Less Allowance for Doubtful Accounts                            207,000
                                                                       510,000

     Inventories                                                       250,000
     Prepaid Expenses, Deferred Taxes and Other Current Assets         504,000
       TOTAL CURRENT ASSETS                                          1,954,000

Deferred Taxes and Noncurrent Assets                                   250,000

Property, Equipment and Other
     Land                                                              327,000
     Property and Equipment                                          4,100,000
     Building and Leasehold Improvements                             5,517,000
     Reacquired Franchise Rights                                       529,000
                                                                    10,473,000
     Less Accumulated Depreciation and Amortization                  4,593,000
                                                                     5,880,000

Investment in LaMexiCo, LLC                                            251,000
Assets Held for Resale                                                 102,000
Deferred Costs Less Accumulated Amortization                           481,000
TOTAL ASSETS                                                        $8,918,000

Liabilities and Shareholders' Equity
Current Liabilities
     Short-Term Debt Payable to Banks                                  $40,000
     Trade Accounts Payable                                          1,598,000
     Accrued Expenses and Other                                        554,000
     Accrued Payroll                                                   199,000
     Current Portion of Long-Term Debt                                 394,000
       TOTAL CURRENT LIABILITIES                                     2,785,000

Long-Term Debt, Less Current Portion                                 3,972,000
Deferred Revenue and Other                                             160,000

Shareholders' Equity
     Preferred Stock, No Par Value - 1,000,000 Share
       Authorized, None Issued or Outstanding                                -
     Common Stock, No Par Value - 20,000,000 Shares
       Authorized, 2,641,730 Shares Issued and Outstanding           5,246,000
     Additional Paid-in Capital                                        152,000
     Retained Earnings (Deficit)                                    (3,397,000)
       TOTAL SHAREHOLDERS' EQUITY                                    2,001,000
TOTAL LIABILITIES AND EQUITY                                        $8,918,000

See Notes to Financial Statements

Part I--Financial Information

                           CUCOS INC.
                    STATEMENTS OF OPERATIONS
                            UNAUDITED
                                                                  12 Weeks        12 Weeks         40 Weeks         40 Weeks
                                                                     Ended           Ended            Ended            Ended
                                                              Apr. 5, 1998    Apr. 6, 1997     Apr. 5, 1998      Apr. 6, 1997
Restaurant Operations
 Sales of Food and Beverages                                  $4,908,000      $4,993,000       $16,254,000        $16,379,000
 Restaurant Expenses:
   Cost of Sales                                               1,280,000       1,303,000         4,304,000           4,365,000
   Restaurant Labor and Benefits                               1,656,000       1,590,000         5,441,000           5,254,000
   Other Operating Expenses                                      866,000         823,000         2,921,000           2,861,000
   Occupancy Costs                                               561,000         506,000         1,773,000           1,684,000
   Preopening Costs                                               33,000          29,000            55,000              97,000
     Total Restaurant Expenses                                 4,396,000       4,251,000        14,494,000          14,261,000
Income from Restaurant Operations                                512,000         742,000         1,760,000           2,118,000

Royalties and Franchise Revenues, Net of Expenses
   of $8,637 and $68,125; $21,532 and $83,928                     23,000           3,000            82,000              48,000
Commissary and Other Income                                       40,000          43,000           149,000             151,000
                                                                 575,000         788,000         1,991,000           2,317,000

Operations Expenses                                              247,000         282,000           718,000             890,000
Corporate Expenses                                               361,000         363,000         1,092,000           1,143,000
Operating Income                                                 (33,000)        143,000           181,000             284,000

Interest Expense                                                 129,000         104,000           385,000             355,000
Income (Loss) Before Income Taxes                               (162,000)         39,000          (204,000)            (71,000)

Income Taxes                                                           -               -                 -                   -
Income (Loss) Before Extraordinary Expense                      (162,000)         39,000          (204,000)            (71,000)

Loan Prepayment Penalties                                              -               -           166,000                   -
Net Income (Loss)                                              $(162,000)        $39,000         $(370,000)           $(71,000)

Average Shares Outstanding
 Basic                                                         2,400,000       2,114,000         2,199,000           2,114,000
 Diluted                                                       2,400,000       2,642,000         2,199,000           2,114,000

Net Income (Loss) Per Share Before Extraordinary Expense
 Basic                                                           ($0.07)           $0.02           ($0.09)             ($0.03)
 Diluted                                                         ($0.07)           $0.01           ($0.09)             ($0.03)

Net Income (Loss) Per Share
 Basic                                                           ($0.07)           $0.02           ($0.17)             ($0.03)
 Diluted                                                         ($0.07)           $0.01           ($0.17)             ($0.03)

See Notes to Financial Statements

Part I--Financial Information

                           CUCOS INC.
                    STATEMENTS OF CASH FLOWS
                            UNAUDITED

                                                                     40 Weeks            40 Weeks
                                                                        Ended               Ended
                                                                 Apr. 5, 1998        Apr. 6, 1997

NET CASH PROVIDED BY OPERATING ACTIVITIES                            $824,000            $539,000

INVESTING ACTIVITIES
 Purchases of Property and Equipment                                (878,000)           (393,000)
 Change in Deferred Costs                                           (371,000)              75,000

NET CASH USED IN INVESTING ACTIVITIES                             (1,249,000)           (318,000)

FINANCING ACTIVITIES
 Proceeds from Borrowings                                           4,781,000             324,000
 Principal Payments on Borrowings                                 (4,142,000)           (780,000)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                   639,000           (456,000)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      214,000           (235,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      476,000             781,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $690,000            $546,000


See Notes to Financial Statements

CUCOS INC.

NOTES TO FINANCIAL STATEMENTS  (UNAUDITED)

1. The Company: Cucos Inc. (the "Company") owns and franchises Mexican restaurants under the name "Cucos". At April 5, 1998, sixteen Company-owned restaurants and five franchised restaurants were in operation. At the end of the Comparable Quarter, there were fifteen company-owned and seven franchised restaurants in operation.

2.   Fiscal  Year:   The  Company uses  a  52/53  week  year  for
     financial reporting purposes with the Company's fiscal year ending on the Sunday closest to June 30 of each year.
     Fiscal 1997 and fiscal 1998 are both 52 week years.

3. In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Common stock equivalents (stock options and convertible debentures) were antidilutive for the 12 week periods ended April 5, 1998 and April 6, 1997, and for the 40 week periods ended April 5, 1998 and April 6, 1997. All earnings per share amounts for all periods presented have been, and where necessary, restated to conform to the Statement 128 requirements.

4.   Per  share amounts are based on the weighted average  number
     of   shares  of  common  stock  and  dilutive  common  stock
     equivalents outstanding.

5. Certain reclassifications of previously reported amounts have been made to conform to current classifications which relate primarily to the allocation of convertible debenture proceeds and the related imputed interest expense.

6. On February 17, 1998, the Board of Directors amended the agreement related to the Zero-Coupon Convertible Secured Notes to permit the holders to convert the Zero-Coupon Convertible Secured Notes to Common Stock of Cucos Inc. two years after the date of issue rather than five years. On February 19, 1998, the holders converted the Zero-Coupon Convertible Secured Notes into 527,983 shares of common stock. As a result, stockholders equity increased by $424,670.

              ITEM 2.  MANAGEMENT'S DISCUSSION AND
    ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Sales of Food and Beverages for the 12 weeks ended April 5, 1998 (the "Current Quarter") decreased 1.7% to $4,908,000 from $4,993,000 for the 12 weeks ended April 6, 1997 (the `Comparable Quarter"). Sales of Food and Beverages for the 40 weeks ended April 5, 1998 (the "Current Three Quarters") declined 0.8% to $16,254,000 from $16,379,000 for the 40 weeks ended April 6, 1997
(the "Comparable Three Quarters"). The decrease in the Current Quarter was the result of a 5.6% decline in food and beverage sales in the restaurants open throughout both periods ("existing restaurants"), which was offset by food and beverage sales related to opening a new restaurant in Meridian in October, 1997. The decline in the Current Three Quarters was the result of an overall decline in existing restaurant revenues. The existing restaurant revenues decline is primarily the result of a 7.3% and 5.3% decline in average guest counts for the Current Quarter and the Comparable Three Quarters, respectively, compared to the Comparable periods.

Restaurant expenses in the Current Quarter increased by 3.4% compared to the Comparable periods. Restaurant Expenses in restaurants open throughout both periods declined 3.1% in the Current Quarter. However, this decline was more than offset by restaurant expenses associated with the opening of the Meridian restaurant. Similar results were experienced in the Current Three Quarters compared to the Comparable Three Quarters. Generally, the components of restaurant expenses reflected the same results.

As a result of the above factors, Income from Restaurant Operations declined to $512,000 in the Current Quarter from $742,000 in the Comparable Quarter and $1,760,000 for the Current Three Quarters from $2,118,000 for the Comparable Three Quarters.

Net Royalties and Franchise Revenues increased $20,000 in the Current Quarter compared to the Comparable Quarter and $34,000 in the Current Three Quarters compared to the Comparable Three Quarters. This increase is the result of no expenses associated with opening of franchised restaurants in the Current Quarter and the Current Three Quarters compared to the Comparable periods.

Operations Expenses declined to $247,000 in the Current Quarter from $282,000 in the Comparable Quarter and to $718,000 in the Current Three Quarters from $890,000 in the Comparable Three Quarters. The decline was primarily attributable to a decline in losses related to subleases of $34,000 in the Current Quarter compared to the Comparable Quarter and $122,000 in the Current Three Quarters compared to the Comparable Three Quarters.

Corporate Expenses decreased .6% in the Current Quarter to $361,000 compared to the Comparable Quarter, and declined 4.6% in the Current Three Quarters to $1,092,000 compared to the Comparable Three Quarters. This decline was attributable to additional cost controls that were implemented by the Company, partially offset by higher insurance cost in the Current Quarter.

As a result of these factors Operating Income decreased $176,000 in the Current Quarter compared to the Comparable Quarter and $103,000 in the Current Three Quarters compared to the Comparable
Three Quarters.

Interest  expense  increased  $25,000  in  the  Current   Quarter
compared  to  the Comparable Quarter and $30,000 in  the  Current
Three  Quarters  compared  to Comparable  Three  Quarters.   This
increase was attributable to increased borrowings.

On October 26, 1997, the Company entered into a new credit facility with a commercial lending institution. In connection with this refinancing, the Company incurred prepayment penalties of $166,000 which have been reported as an extraordinary loss. (See Liquidity and Capital Resources.)

The Loss Before Extraordinary Loss was $162,000 in the Current Quarter compared to income of $39,000 in the Comparable Quarter and was a $204,000 loss in the Current Three Quarters compared to a loss of $71,000 in the Comparable Three Quarters. The Net Loss increased $201,000 to $162,000 in the Current Quarter and increased $299,000 to $370,000 in the Current Three Quarters. This increase was primarily attributable to the loss incurred related to the recent refinancing and other items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents increased to $690,000 in the Current Quarter compared to $546,000 in the Comparable Quarter. The Current ratio is .70 at the end of the Current Quarter compared to .53 at the end of the Comparable Quarter. Deferred costs increased $376,000 in the Current Quarter to $481,000 which was attributable to an increase in preopening costs of $142,000 related to the Meridian restaurant and costs of $274,000 incurred related to the refinancing described below.

Long-term debt and short-term debt payable to banks increased $494,900 in the Current Quarter compared to the Comparable Quarter. This increase was primarily related to financing for the Meridian restaurant, additional equipment at existing restaurants, and for working capital purposes.

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

On February 17, 1998, the Board of Directors amended the agreement related to the Zero-Coupon Convertible Secured Notes to permit the holders to convert the Zero-Coupon Convertible Secured Notes to Common Stock of Cucos Inc. two years after the date of issue rather than five years. On February 19, 1998, the holders converted the Zero-Coupon Convertible Secured Notes into 527,983 shares of common stock. As a result, stockholders equity increased by $424,670.

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


Part II-Other Information


ITEM 1.   LEGAL PROCEEDINGS.

          None, except as previously reported.

ITEM 2.   CHANGES IN SECURITIES.

          On March 26, 1998, the Board of Directors approved the issuance of 10,000 shares of Common Stock of Cucos Inc.
          to Thomas L. McCormick for services rendered to Cucos in connection with the new credit facility.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.

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


                              CUCOS INC.
                              (Registrant)


                              Vincent J. Liuzza, Jr.


Date:  May 19, 1998        By:
                              Vincent J. Liuzza, Jr.
                              Chairman, Chief Executive Officer,
                              Chief Financial Officer