Form 10KSB40
period 1998-06-28
CUCOS INC
filed 1998-09-29
CIK 731724

September 25, 1998



VIA EDGAR

Securities and Exchange Commission
Judiciary Plaza
450 Fifth Street, N.W.
Washington, DC 20549

RE:  Cucos Inc. - Commission File No. 0-12701

Gentlemen:

On behalf of Cucos Inc. (the "Company"), there follows herewith for filing the Company's Annual Report on Form 10-KSB for the fiscal year ended June 28, 1998, with exhibits.

Very truly yours,

CUCOS INC.


Vincent J. Liuzza, Jr.
Chairman

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB
       (Mark
       One)

        /X/       Annual Report under Section 13 or 15(d) of the
                  Securities Exchange Act of 1934 (Fee Required)
                     for the fiscal year ended June 28, 1998

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

Issuer's revenues for its most recent fiscal year:  $21,162,000

      Aggregate market value (based on the average bid and asked prices in the over the-counter market) of the voting stock held by non-affiliates of the Registrant as of September 25, 1998:
approximately $2,411,000.

     Number of shares outstanding of each of the Issuer's Classes of common stock as of September 25, 1998: 2,651,730 shares of Common Stock, no par value.

              Documents Incorporated By Reference.

      Portions  of  the definitive Proxy Statement for  the  1998
Annual Meeting of Shareholders (the "1998 Proxy Statement") are incorporated by reference into Part III.

                          INTRODUCTORY

      Definitions. Except where the context indicated otherwise, the following terms have the following respective meanings when used in this Annual Report: the "Registrant" means Cucos Inc. and the "Fiscal Year" means the 52 weeks ended June 28, 1998, which is the year for which this Annual Report is filed.

      Presentation and Dates of Information. The Item numbers appearing in this Annual Report correspond with those used in Securities and Exchange Commission Form 10-KSB (and, to the extent that it is incorporated into Form 10-KSB, the letters used in the Commission's Regulation S-B) as effective on the date hereof, which specifies the information required to be included in Annual Reports to the Commission. The information contained in this Annual Report is, unless indicated to be given as of a specified date or for a specified period, given as of September 25, 1998. In computing the aggregate market value of the Registrant's voting stock held by non-affiliates disclosed on the cover page to this Annual Report, the following stockholders were treated as affiliates: all executive officers and directors of the Registrant; any person owning more than 10% of the Registrant's Common Stock.


                             PART I

Item 1.        Business

           The Registrant, which was organized in March 1981 by Vincent J. Liuzza, Jr., Chairman of the Board and Chief Executive Officer of the Registrant, and other members of the Liuzza family, operates and franchises full-service restaurants serving moderately priced Sonoran and Tex-Mex Mexican appetizers and entrees and complementary alcoholic beverages. The first Cucos restaurant opened in a suburb of New Orleans (Metairie) in June 1981. At fiscal year end on June 28, 1998, 20 restaurants were operating under the Cucos name, 15 of which are owned by the Registrant and 5 by franchisees. During 1998, two franchised restaurants were closed and one company-owned restaurant was closed and the property sold. There were twenty-two total restaurants in operation at the end of fiscal 1997. In October, 1997, the Company opened a new restaurant in Meridian, Mississippi.

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

           We serve a variety of traditional Mexican dishes and appetizers such as our sizzling steak, chicken, or shrimp Fajitas, Burritos, Enchiladas, Tamales, and Chimichangas. We also serve several huge combination dinners. We have CucosLite items offering items with reduced fat, calories, and cholesterol without sacrificing taste. We have delicious Vegetarian items as well as the biggest and best Burger in town. Let's not forget our famous award winning margaritas. Cucos' margarita was voted best Margarita in New Orleans three years in a row. We were also Best Mexican Restaurant in New Orleans by the readers of New Orleans Magazine.

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

          Food sales account for approximately 76% of revenues at the fifteen Registrant-owned restaurants operated in fiscal 1998, with alcoholic and other beverages representing approximately 20%. Special Luncheon menu items range in price from $3.99 to $6.45. The prices of the specialty and combination dinner items range from $5.45 to $9.95. The per person average check, including beverage, for fiscal 1998 was $9.90 and the average dining time per table was approximately 45 minutes.

           As a result of the continuing decline in guest counts, the Registrant undertook a comprehensive review of its operations. It was decided that the intense emphasis on cost reductions of the last three years had impacted the food presentation and the guest experiences resulting in a decline in guest satisfaction. As a result, it was determined that a change in philosophy to focus on customer satisfaction was needed and the President was asked to resign. A new Executive Vice
President was hired to be in charge of operations, and supervisory responsibilities were restructured. His experience was with a leading national restaurant concept that placed a high emphasis on customer satisfaction and food presentation. Consequently, beginning in late fiscal year 1998, the Registrant began several new programs which are gradually being implemented in the restaurants and should be completely installed by the second quarter of fiscal year 1999. The keystone of these programs is to place more responsibility for restaurant operations with the restaurant general managers by implementing the "GM Empowerment Program". This change should accelerate the growth, development, and effectiveness of the restaurant managers, which should also enable them to require less supervision. One program is to restore the use of garnishments and to improve the presentation of the food. Another program is to implement the use of new uniforms and redesigned menus. Also, the Registrant added a full time key employee to each restaurant to assume certain duties of the manager to enable the him to focus more directly on guest satisfaction during meal periods. A price increase of 3% was instituted and a new seasonal menu was added. This was the first price increase in over three years, but the prices still remain competitive. Finally, a new advertising campaign was developed to emphasize the concept that the Registrant provides the "Best Mex", because it has the best tasting, most flavorful food served in a friendly, festive atmosphere. All of these changes are intended to re-establish the Registrant's image with a consistent theme. In fiscal 1999, the costs of these programs may exceed $400,000, and there is no assurance that these changes will increase guest counts and thereby restaurant sales. Consequently, restaurant profits may be adversely affected.

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

           Expansion Program. During fiscal year 1999, the Registrant will consider acquisition of sites as they come available. Management intends that the primary growth in sales for fiscal 1999 be accomplished by increasing comparable sales per restaurant through a continuation of existing advertising and programs to enhance customer satisfaction.

           The Registrant is planning for expansion of the Cucos system over the long-term. In this connection, the Registrant is currently studying the population densities, traffic patterns, income levels, competition and comparative cost structures for other suitable sites.

           The ability of the Registrant to open a new restaurant will depend on locating satisfactory sites, the availability of bank and lease financing at acceptable terms, having sufficient working capital, obtaining adequate property, casualty and liquor liability insurance coverages at a reasonable cost, securing appropriate local government permits, licenses and approvals, and on the capacity of the Registrant to supervise construction and to recruit and train management personnel. Such factors may cause a delay in the Registrant's planned development schedule.

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

           Marketing. The Registrant advertises primarily by television advertising. Its advertising promotes the name "Cucos" and emphasizes quality dining using tasty food in a festive atmosphere at moderate prices. Periodically, print and radio advertising are also used.

FRANCHISED RESTAURANTS

           At the present time, the Registrant is not actively seeking franchisees, but should the opportunity arise, it would offer a franchise on a very selective basis. No assurances can be given as to the number of franchise development areas that will be sold during the fiscal year 1999 or the impact of development fee revenues upon the Registrant's profitability and cash position during fiscal year 1999.

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

EMPLOYEES

           At June 28, 1998, the Registrant-owned restaurants employed approximately 784 part-time and full-time persons, of which 58 were managers and assistant managers, all of whom are full-time. In addition, 23 persons were employed at the Registrant's executive office. The Registrant endeavors to control its employee turnover rate by offering to all full-time restaurant employees certain paid benefits, including life insurance, health insurance and vacation. None of the Registrant's employees are represented by a labor union. The Registrant has experienced no work stoppages attributable to labor disputes and considers its employee relations to be satisfactory.

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

           The Registrant competes with several national chains including El Patio, Chili's, Applebees, Olive Garden, and LaFiesta, as well as, several local dining concepts. Several of the national chains have had significant funding available provided by public stock offerings, which has enabled them to expand significantly in the Registrant's smaller markets. These expansions have adversely impacted the Registrant's guest counts in the smaller markets. These national chains, as well as some regional chains, operate more restaurants and have greater financial resources and greater name recognition than the Registrant. In addition, gaming operations often offer food at discounted or below cost prices which provide a new level of indirect competition in the Registrant's Louisiana and Mississippi markets.

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

           Each of the Registrant's restaurants is subject to licensing and regulation by state liquor control boards and the state police in Louisiana (with respect to video poker), and by municipal health, sanitation, safety and fire department agencies. The Registrant expects that liquor sales and video poker revenues will account for a significant portion of the Registrant's revenues. During 1998 liquor sales and video poker revenues accounted for about 2.4% and 3.1% of food and beverage revenues, respectively.

           During fiscal 1996, the State of Louisiana passed a local option ordinance on all forms of gambling including video poker. In November, 1996, all parishes in the state voted whether to retain video poker and other forms of gambling. Voters in four parishes in which the Registrant operates voted to end video poker and other forms of gambling. The ban on video poker at these locations will be effective in fiscal 2000. In 1998 the Registrant recorded video poker revenues at these locations of 1.6% of sales of food and beverages. Legislation was considered in the current session of the Louisiana Legislature to further restrict video poker activities. This legislation was defeated in this session; however, future legislative sessions may consider legislation that might adversely impact the Registrant's remaining video poker activities.

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

            Service   Marks,  Trademarks  and  Copyrights.    The
Registrant is the owner of United States Service Mark Registrations Nos. 1,509,612, dated October 18, 1988, for the mark CUCOS and Design; 1,733,801 dated November 17, 1992, for the mark CUCOS BORDER CAFE and DESIGN; and 1,941,214, dated December 12, 1995, for the mark CUCOS MEXICAN CAFE & DESIGN. The
Registrant is also the owner of United States Trademark Registrations Nos. 1,405,169, dated August 12, 1986, for the mark FRESH-ITAS (Cucos' version of fajitas) and 1,465,729, dated November 17, 1987, for the mark FRESH-ITA NACHOS (Cucos' version of fajita nachos). The Registrant is also the owner of United States Service Mark Registration No. 1,996,748, dated August 27, 1996, for the mark THE TASTE TO MAKE YOU SAY OLE` and United States Service Mark Registration No. 2,019,308, issued November 27, 1996, for the mark IT TASTES BETTER OUR WAY. Those registrations which issued prior to November 16, 1989, have an effective term of 20 years and those issued on or after November 16, 1989, have an effective term of 10 years, unless sooner terminated by law, and all may be renewed for successive terms so long as the marks continue to be used by Registrant in interstate commerce for the specified services or goods. The Registrant also owns a service mark registration as issued by the State of Louisiana, dated July 14, 1987; a Tennessee State Registration, issued July 2, 1987; a Florida State Registration No. 707,637, dated July 17, 1987; an Alabama State Registration No. 103,383, issued July 14, 1987; a Mississippi State Registration No. 1,509,612, issued on July 27, 1987; and an Arkansas State Registration No. 181-87, issued on July 8, 1987. for the service mark CU-CO's. These registrations are effective for a term of 10 years and may be renewed for successive terms. All of these registrations are valid and subsisting. In addition, Registrant is the owner of Copyright Registration No. TXU 357-784 for the Cucos Power Manual and Copyright Registration No. PAU 1,195,506 for the Video, both dated November 4, 1988.

Item 2.        Properties.

           The following table summarizes certain information concerning Registrant-owned restaurants located in facilities that are leased from others as of September 1, 1998.

                                                                   Lease
                                     Size       Dining   Lease   Option(s)
Location         Opened/Acquired   (Sq. Ft.)   Capacity Expires   Through
New Orleans -
 Metairie        June 1981           5138        136      2007      2027
Biloxi, MS       April 1982          5600        159      2002      2032
New Orleans -
 Westbank        September 1983      4800        147      2001      2010
Monroe, LA       June 1984           4476        146      1999      2019
Slidell, LA      November 1984       5300        139      2008      2018
Alexandria, LA   March 1985          5125        143      2000      2015
New Orleans -
 Uptown          November 1985       4539        120      2000      2015
Pascagoula, MS   December 1989       5160        130      2011      2021
Hammond, LA      July 1990           6062        130      2001      None
Birmingham, AL   March 1992          4560        150      2006      2012
Houma, LA        September 1992      6000        148      2007      2017
Birmingham, AL   February 1993       5000        160      2006      2026
Montgomery, AL   February 1993       5100        170      2002      2012
Ruston, LA       February 1996       5476        162      2003      2026
Meridian, MS     October 1998        5374        221      2007      2017

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

           In  addition  to the leases above, the Registrant  has
leases on three restaurant properties that are no longer used  in
its  operations.   The properties have been  subleased  to  other
companies.

Location                  Lease Expires      Sublease Expires
Columbus, GA                  2004                 2004
Cutler Ridge, FL              2005                 2005
Macon, GA                     2011                 2011

Item 3.        Legal Proceedings.

           On April 11, 1990, a franchisee filed a complaint against the Registrant and certain of its officers alleging breach of contract and misrepresentation and seeks damages in excess of $1.6 million. There has been no activity in this litigation for more than seven years except for a discovery request filed in January, 1997, which avoided a dismissal of the litigation for non-prosecution. The Registrant believes the claims are without merit and the likelihood of a loss is remote.

           A contractor built a restaurant for a franchisee, L.B.G., Inc. The contractor was not paid by L.B.G., Inc. and the contractor has sued the Registrant for $65,000. The Registrant believes the claim against it is without merit and it is more probable than not that it will prevail in this matter.

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



                             PART II

Item 5.   Market for the Registrant's Common Stock and Related
          Shareholder Matters.

                     Cucos Inc. - Stock Data

     The Registrant's common stock is traded on The NASDAQ Small-
Cap Market under the symbol CUCO. The following table sets forth the range of the high and low bid and ask prices for each of the quarters indicated for fiscal 1998 and fiscal 1997.

Fiscal 1997                       High Bid-Ask       Low Bid-Ask
1st Quarter ended 10/19/96        1 3/8 - 1 5/8      1 1/4-1 1/4
2nd Quarter ended 1/11/97          1 1/2-1 5/8       1 1/8-1 1/4
3rd Quarter ended 4/5/97           1 3/8-1 5/8      1 1/4-1 5/16
4th Quarter ended 6/29/97          1 3/8-1 1/2      1 3/16-1 1/4

Fiscal 1998                       High Bid-Ask       Low Bid-Ask
1st Quarter ended 10/19/97        1 1/2 - 1 7/8     1 1/8 - 1 1/4
2nd Quarter ended 1/11/98         1 1/4 - 1 1/2     1 1/8 - 1/3/8
3rd Quarter ended 4/5/98              1 1/4         23/32 - 1/1/8
4th Quarter ended 6/28/98               1              3/4 - 1

      On September 17, 1998, the closing bid and ask prices for the Registrant's common stock were 1 3/8 bid and 1 3/8 ask.

       The foregoing quotations reflect inter-dealer prices, without retail markup, mark-down or commission and may not necessarily represent actual transactions.

      Since becoming a public company, the Registrant has paid no cash dividends and has no present intention of paying dividends, but rather will retain its earnings to provide funds for expansion of its business and other corporate purposes.

      Approximate number of shareholders (including beneficial shareholders through nominee registration) as of September 15, 1998: 825. Market makers: Herzog, Heine, Geduld, Inc., Paragon
Capital Corp. and Morgan, Keegan & Company.

Item 6.        Management's Discussion and Analysis or Plan of
               Operation.

1998 Compared to 1997

      Sales of Food and Beverages declined $302,000 (1.4%) to $21,162,000 from $21,464,000. This decrease was due to a 4.7%
decline  in  existing  restaurant sales  resulting  from  a  6.0%
decline in weekly guest counts at comparable restaurants. This decrease in sales occurred primarily in the Registrant's smaller markets and was partially offset by the opening of the Registrant's restaurant in Meridian, Mississippi.

      Commissary  and Other Income increased $33,000 to  $173,000 from $140,000, primarily resulting from the sale of a restaurant.

      Cost of Sales decreased $146,000 (2.9%) to $5,591,000  from
$5,737,000.   This decrease is primarily due to  the  decline  in
sales of food and beverages discussed above.

      Restaurant Labor and Benefits increased $186,000 (2.7%) to $7,091,000 from $6,905,000. This increase resulted from the increase in minimum wage in September, 1997, and the opening of the restaurant in Meridian, offset in part by a 2.0% decline in restaurant sales and benefit costs at existing restaurants.

      Other  Operating  Expenses  increased  $203,000  (5.0%)  to
$3,954,000 from $3,751,000. This increase primarily resulted from the opening of the restaurant in Meridian.

      Occupancy  Costs increased $124,000 (5.6%)  to  $42,324,000 from $2,200,000. This increase was primarily due to the opening of the restaurant in Meridian.

      Royalties and Franchise Revenues increased $43,000 due to the opening of a franchised restaurant in Des Moines, Iowa, and a decline in expenses as no new franchise restaurants were opened in 1998.

      Operations Expenses decreased $88,000 (8.3%) to $968,000 from $1,056,000, which primarily related to a decrease in costs related to subleased restaurant facilities which was partially offset by an increase in costs related to hiring new employees.

      Corporate Expenses increased $72,000 (4.9%) to $1,533,000 from $1,461,000. This was primarily the result of an increase in workmen's compensation costs and the write-off of deferred site costs related to locations no longer being considered as possible restaurant locations. Due to revisions in its estimates, the Company provided an additional $178,000 for charges related to closed restaurants.

       Interest  Expense  increased  $64,000  to  $517,000   from
$453,000. This increase was due to higher average borrowings and amortization of debt issuance costs offset in part by a small decline in the average overall borrowing interest rate.

      Because of lower than expected revenues and earnings, management increased the valuation allowance for deferred income tax assets resulting in income tax expense of $107,000.

      On October 26, 1997, the Company entered into a new credit facility with a commercial lending institution. In connection with this refinancing, the Company incurred prepayment penalties of $162,000 which have been reported as an extraordinary loss. (See Liquidity and Capital Resources.)

Liquidity and Capital Resources

      In 1998 and 1997, despite net losses of $1,064,000 and $446,000, the Company's operating activities provided cash flow
of   $158,000   and  $881,000,  respectively.    Management   has
implemented certain actions, which are described on page 4, in an effort to improve operating results and cash flows. Management believes it will continue to generate cash flow from operating activities sufficient to allow it to operate and to meet its
obligations.   Management  also  believes  there  are   alternate
sources of financing available to allow the Company to meet short-term financing needs which may arise. However, there can be no assurance that management's plans will be successful or that alternate sources will be available.

      Working capital needs have been and will continue to be financed from operations and short-term borrowings. Although none is planned, restaurant expansion and remodeling has been and will continue to be funded from long term debt, lessor allowances and leases. Because of the timing of securing long term debt and leases, restaurant expansion and remodeling may be temporarily funded from operations.

     Net cash provided by operations decreased $723,000 from 1997 which primarily resulted from a decline in income from restaurant operations. Net cash provided by investing activities was $195,000 in 1998 compared to cash used of $525,000 in 1997, or an improvement of $445,000 and primarily included the purchase of property and equipment, offset by the sale of the Pensacola property. Net cash used in financing activities was $150,000 in 1998 and included principal payments on borrowings, debt issuance costs and debt restructuring penalties which were substantially offset by additional long-term borrowings.

      On October 26, 1997, the Company entered into a new credit facility of $3,590,000, with a commercial lending institution. This new credit facility consists of a term loan to be repaid, primarily, in monthly payments over 10 years and is secured by the restaurant operating properties. The proceeds from this term loan has been used to repay substantially all of the existing long-term debt and short-term debt payable to banks. In connection with this refinancing, the Company incurred a charge to earnings in the Second Quarter of $162,000 and is related to repayment penalties associated with the existing debt. This loan is part of a pool of loans financed by the lender. A provision of this loan requires the Company to pay additional interest if certain conditions of the loan pool are not met. This provision would require the Company to pay additional interest each month if the loan pool conditions are not met. These monthly payments, if required, may increase the interest costs by a maximum of $400,000 over the life of the loan. At year end, the Company had paid no additional interest.

      The Company's line of credit provides $100,000 which may be used for working capital needs as well as restaurant expansion and remodeling. The line of credit bears interest at 2.0% per annum above the New York Prime Rate and had $100,000 outstanding at June 28, 1998.

     In January 1998, the Board of Directors amended the terms of the Company's debentures permitting immediate conversion. On February 19, 1998, the debenture holders exercised their conversion rights and converted the debentures into 527,983 shares of common stock.

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

Impact of Year 2000

      Some of the company's older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

      The Company has completed an assessment and will have to modify or replace hardware and software of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. In 1998, the Company replaced substantially all of its restaurant point of sales systems. The new systems do not have any year 2000 issues. The total Year 2000 project cost is estimated at approximately $50,000 for the purchase of new software and hardware that will be capitalized.

      The project is estimated to be completed not later than December 31, 1999, which is prior to any anticipated impact on its operating systems. The Company believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

      The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area and the availability of software and hardware.

      The Company has initiated communications with all of its significant suppliers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 Issues. There is no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems.

Item 7.        Financial Statements.
                   Balance Sheet - Cucos Inc.
                          June 28, 1998

Assets
Current Assets
  Cash and Cash Equivalents                                     $679,000
  Receivables:
     Trade                                                       590,000
     Due from Affiliates                                         166,000
     Less Allowance for Doubtful Accounts                        257,000
                                                                 499,000
  Inventories                                                    233,000
  Prepaid Expenses                                               260,000
  Deferred Taxes and Other Current Assets                          5,000
     TOTAL CURRENT ASSETS                                      1,676,000

Deferred Taxes and Noncurrent Assets                             264,000

Property, Equipment and Other
  Equipment                                                    3,774,000
  Leasehold Improvements                                       5,203,000
  Reacquired Franchise Rights                                    529,000
                                                               9,506,000
  Less Accumulated Depreciation and Amortization               4,412,000
                                                               5,094,000

Investment in LaMexiCo, L.L.C.                                   242,000
Deferred Costs, Less Accumulated Amortization of $130,000        397,000
                                                              $7,673,000
Liabilities and Shareholders' Equity
Current Liabilities
  Short-Term Debt Payable to Banks                              $100,000
  Trade Accounts Payable                                       1,412,000
  Accrued Expenses and Other                                     572,000
  Accrued Payroll                                                215,000
  Current Portion of Long-Term Debt                              387,000
     TOTAL CURRENT LIABILITIES                                 2,686,000

Long-Term Debt, Less Current Portion                           3,452,000
Deferred Revenue and Other                                       262,000

Shareholders' Equity
  Preferred Stock, No Par Value-1,000,000
     Shares Authorized, None Issued or Outstanding                     -
  Common Stock, No Par Value - 20,000,000 Shares
     Authorized, 2,651,730 Shares Issued and Outstanding       5,253,000
  Additional Paid-in Capital                                     111,000
  Retained Earnings (Deficit)                                 (4,090,000)
     TOTAL SHAREHOLDERS' EQUITY                                1,273,000
                                                              $7,673,000
See notes to financial statements.

              Statements of Operations - Cucos Inc.

                                                              Fiscal Year Ended
                                                         June 28, 1998   June 29, 1997

Restaurant Operations
  Sales of Food and Beverages                              $21,162,000     $21,464,000
  Restaurant Expenses:
     Cost of Sales                                           5,591,000       5,737,000
     Restaurant Labor and Benefits                           7,091,000       6,905,000
     Other Operating Expenses                                3,954,000       3,751,000
     Occupancy Costs                                         2,324,000       2,200,000
     Preopening Costs                                           87,000          97,000
       Total Restaurant Expenses                            19,047,000      18,690,000
Income From Restaurant Operations                            2,115,000       2,774,000

Royalties and Franchise Revenues, net of
     expenses of $23,000 and $96,000                           113,000          70,000
Commissary and Other Income                                    173,000         140,000
                                                             2,401,000       2,984,000

Operations Supervision Expenses                                968,000       1,056,000
Corporate Expenses                                           1,533,000       1,461,000
Charges Related to Closed Units and Asset Impairment           178,000         460,000
Operating Income (Loss)                                       (278,000)          7,000
Interest Expense                                               517,000         453,000
Loss Before Income Taxes and Extraordinary Item               (795,000)       (446,000)
Income Taxes                                                   107,000               -
Loss Before Extraordinary Item                                (902,000)       (446,000)
Extraordinary Item - Debt Restructuring Penalties             (162,000)              -
Net Loss                                                   $(1,064,000)      $(446,000)

Weighted Average Number of Common Shares and Common
Share Equivalents Outstanding - Basic and Diluted            2,306,000       2,114,000

Net Loss Per Share Before Extraordinary Items - Basic           ($0.39)         ($0.21)
      and Diluted
Extraordinary Item - Basic and Diluted                           $0.07            $  -
Net Loss Per Share - Basic and Diluted                          ($0.46)         ($0.21)

See notes to financial statements.

              Statements of Cash Flows - Cucos Inc.

                                                                      Fiscal Year Ended
                                                                 June 28, 1998  June 29, 1997
Operating Activities

Net Loss                                                           ($1,064,000)     ($446,000)
  Adjustments to Reconcile Net Loss to Net
     Cash Provided by Operating Activities:
       Deferred income Taxes                                           107,000              -
       Debt Restructuring Penalties                                    162,000              -
       Depreciation and Amortization                                   920,000      1,053,000
       Decrease in Deferred Revenue and Other                         (209,000)       (30,000)
       Gain on Sale of Assets and Other                               (187,000)             -
       Asset Impairment and Rent Reserve                               178,000        460,000
       Accretion of Discount on Convertible Debenture                   21,000         32,000
       Equity in Earnings of Equity Investee,
          Net of Distributions of $44,000 and $17,000                   11,000         (8,000)
       Change in Operating Assets and Liabilities:
          Receivables                                                  105,000        (54,000)
          Inventories                                                   21,000        (10,000)
          Prepaids and Other                                           141,000       (119,000)
          Deferred Costs                                                (5,000)       (16,000)
          Accounts Payable                                            (143,000)        78,000
          Accrued Expenses                                              88,000        (61,000)
          Accrued Payroll                                               12,000          2,000
  NET CASH PROVIDED BY OPERATING ACTIVITIES                            158,000        881,000

Investing Activities

  Purchases of Property and Equipment                                 (639,000)      (525,000)
  Proceeds From Sale of Assets                                         834,000              -
  NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                  195,000       (525,000)

Financing Activities

  Change in Short-Term Debt Payable to Banks                           (50,000)        57,000
  Proceeds From Long-Term Borrowings                                 4,506,000        452,000
  Debt Restructuring Penalties                                        (162,000)             -
  Principal Payments on Borrowings                                  (4,155,000)    (1,170,000)
  Debt Issuance Costs                                                 (289,000)             -
  NET CASH USED IN FINANCING ACTIVITIES                               (150,000)      (661,000)
  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     203,000       (305,000)
Cash and Cash Equivalents at Beginning of Year                         476,000        781,000
  CASH AND CASH EQUIVALENTS AT END OF YEAR                            $679,000       $476,000

Non Cash Financing and Investing Activities
     Equipment and Leasehold Improvements Financed by
          Capital Leases                                              $400,000        $29,000

See notes to financial statements.

               Statements of Shareholders' Equity


                                                     Additional       Retained
                                    Common Stock        Paid-In       Earnings          Total
                                                        Capital      (Deficit)

Balance as of June 30, 1996           $4,746,000       $228,000   $(2,581,000)     $2,393,000
     Net Loss for the year                     -              -      (446,000)       (446,000)
Balance as of June 29, 1997           4,746,0000        228,000    (3,027,000)      1,947,000
     Net Loss for the year                     -                   (1,064,000)     (1,064,000)
     Conversion of Debenture             500,000      (117,000)             -         383,000
     Common Stock for Services             7,000              -             -           7,000
Balance as of June 28, 1998          $5,2536,000       $111,000   ($4,091,000)     $1,273,000

                           Cucos Inc.
                          June 28, 1998

                  Notes to Financial Statements


Note A - Significant Accounting Policies

      Fiscal Year: The Company uses a 52/53 week year for financial reporting purposes with its fiscal year ending on the Sunday closest to June 30. 1998 and 1997 were fifty-two week years.
      Industry: The Company is a full-service casual dining restaurant chain offering Mexican appetizers, entrees and complementing beverages. At year end, the Company operated fifteen restaurants and franchised five restaurants.
       Use of Estimates: The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
      Cash and Cash Equivalents: The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.
      Inventories: Inventories, consisting primarily of food and beverages, are stated at the lower of cost (first-in, first-out method) or market.
      Property,  Equipment,  and Other: Property,  Equipment  and
Other is stated on the basis of cost. Depreciation and amortization are computed by the straight-line method over the assets' useful lives or their lease terms, whichever is shorter. Amortization of assets recorded under capital leases is included in depreciation expense. The useful lives of equipment range from 3-10 years; the useful lives of leasehold improvements are generally 15 years, and the useful lives of reacquired franchise rights, which represents the costs to reacquire franchised restaurants in excess of the tangible assets acquired, are 15 years.
      Deferred Costs: Deferred costs represent site costs, debt issuance costs and other, primarily trademarks. Deferred site costs incurred in the selection of sites for new company-owned restaurants are capitalized and amortized on a straight-line basis over a 10-year period; costs incurred in the selection of sites for franchised restaurants are accumulated and expensed when the related franchise revenue is recognized. If a potential site is abandoned, the deferred costs related to that site are charged to current operations. Deferred debt issuance costs are amortized over the life of the related debt. Other deferred costs, primarily trademarks, are amortized on a straight-line basis over 20 years.
       Advertising Costs: Advertising costs are expensed as incurred. Advertising expense was $982,000 and $954,000 in 1998 and 1997, respectively.
      Franchise Fees and Royalties: The Company sells exclusive rights to develop Cucos restaurants in designated territories (Area Development Agreements), as well as individual franchises for each restaurant. The Area Development Agreements call for a nonrefundable fee paid to the Company in exchange for territorial exclusivity. Franchise development fee revenue from these agreements is deferred and recognized as income on a pro rata basis as restaurants are developed in the designated territory or when the developer forfeits the development rights under the agreement. Franchise fee revenue related to the individual restaurants is recognized as income when all obligations of the Company are substantially fulfilled, which occurs when the franchise restaurant begins operations. Royalty income is based upon a percentage of franchise sales and is recognized as income when earned. Royalties and other receivables are often collaterized by personal guarantees and sometimes by equipment owned by the franchisee.
      Investment in LaMexiCo, L.L.C.: The Company accounts for its investment using the equity method of accounting. The difference between the carrying amount of the investment and the amount of the underlying equity in the net assets of the investee ($26,000) is being amortized over the term of the franchise agreement.
      Income Taxes: The Company accounts for income taxes using the liability method. Under this method deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.
      Impairment of Long-Lived Assets: The Company reviews long-lived assets to be held and used in the business, including reacquired franchise rights, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or a group of assets may not be recoverable. Assets are evaluated for impairment at the operating unit level. The Company considers a history of operating losses to be its primary indicator of potential impairment. An asset is deemed to be impaired if a forecast of undiscounted future operating cash flows directly related to the asset, including disposal value if any, is less than its carrying amount. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying amount of the asset exceeds its fair value. The Company generally estimates fair value by discounting estimated future cash flows. Considerable judgment is necessary to estimate cash flows. Accordingly, it is reasonably possible that actual results could vary significantly from such estimates.
     Stock-Based Compensation: The Company accounts for its stock compensation arrangements under the provision of Accounting Principles Board (OAPBO) No. 25, OAccounting for Stock Issued to EmployeesO.
     Reclassifications: Certain balances in the prior fiscal year have been reclassified to conform with the presentation in the current fiscal year.

Note B - Debt

Note payable to insurance company - fixed interest rate - 9.5% -
     monthly payments of $4,000                                            $127,000
Notes payable to commercial lender  - fixed interest rate - 11.6% -
     monthly payments of $55,000                                          3,340,000
Capital lease obligations - fixed interest rates of 12.11% to 14.2%
     - monthly payments of $9,000                                           372,000
                                                                          3,839,000
Less current portion                                                        387,000
                                                                         $3,452,000

      In November 1997, the Company used the proceeds from a loan by a commercial lending company to refinance all of its outstanding notes payable to banks and finance companies, capital lease obligations, and other long-term debt that was outstanding at that time. This loan is part of a pool of loans financed by the lender. A provision of this loan required the Company to pay additional interest if certain conditions of the loan pool are
not  met.   This  provision  would require  the  Company  to  pay
additional interest each month if the loan pool conditions are not met. These monthly payments, if required, may increase the interest costs by a maximum of $400,000 over the life of the loan. At year end, the Company had paid no additional interest.
     The Company's debt is collateralized by substantially all of the restaurant equipment and leasehold improvements and other assets and is guaranteed by a company officer.
      Maturities of long-term debt for each of the next five fiscal years are $387,000 in 1999; $435,000 in 2000; $489,000 in
2001;  $425,000  in 2002; and $386,000 in 2003. Interest  expense approximates interest paid for each of the last two fiscal years.
     The Company has a line-of-credit agreement which provides up to $100,000 of short-term financing at prime plus 2%. There were no amounts available to borrow under that agreement as of year end. Borrowings under this agreement are unsecured and mature in December 1998. At year end the prime rate was approximately 8.5%.
      The weighted average interest cost on the short-term borrowings at year end was 10.25% and the overall average interest rate on long term debt was 12.1%.
       Certain credit and long-term debt agreements contain covenants which include provisions for the maintenance of various ratios. At year end the Company was in compliance with all such covenants.
      In July 1996, the Company issued $500,000 of Zero-Coupon Convertible unregistered debentures. The debentures were convertible into 527,983 shares of the Company's common stock beginning on July 2000. In January 1998, the Board of Directors amended the terms of the Company's debentures permitting immediate conversion. On February 19, 1998, the debenture holders exercised their conversion rights and converted the debentures into 527,983 shares of common stock. At the time of conversion, the debentures were owned by related parties.
      The carrying amounts reported in the balance sheet for debt approximate fair value, as estimated using discounted cash flow analyses, based on the CompanyOs current incremental borrowing rates for similar types of borrowing instruments.

Note C - Income Taxes

Significant components of the CompanyOs deferred tax assets and liabilities are as follows:

Deferred tax assets:
     Net operating loss carryforwards                            $991,000
     Tax credit carryforwards                                     642,000
     Property                                                     335,000
     Other - net                                                  161,000
          Total deferred tax assets                             2,129,000
     Valuation allowance for deferred tax assets                2,016,000
                                                                  113,000
Deferred tax liabilities:
     Prepaid and deferred costs                                   113,000
          Net deferred tax assets                                 $     -

      The following is a reconciliation of income taxes at the Federal statutory rate of 34% to income taxes reported in the statements of operations based on loss before income taxes:

                                                            June 28, 1998    June 29, 1997
Income tax benefit at the Federal statutory rate               $(364,000)       $(152,000)
State taxes, net of Federal deductions                           (47,000)         (24,000)
Tax credits                                                             -        (117,000)
Miscellaneous items not deductible for Federal income                   -          41,000
taxes
Change in valuation allowance                                     828,000         252,000

Income Taxes                                                    $       -       $      -

     At year end for federal income tax purposes, the Company had net operating loss carryforwards of approximately $2,608,000 and investment and jobs tax credits carryforwards of approximately $642,000. These carryforwards expire beginning in 1999.
      The Company has provided a valuation allowance for deferred tax assets, which may not be realized through future taxable income and the reversals of taxable temporary differences. Because of lower than expected revenues and earnings, management increased the valuation allowance resulting in income tax expense of $107,000.

Note D - Leases

      The Company leases eighteen restaurant facilities and its corporate headquarters under noncancelable operating lease agreements with initial lease terms expiring between 1999 and 2011. Eighteen of the restaurant leases have remaining renewal options, and fifteen provide for contingent rentals based on sales performance in excess of specified minimums. Contingent rentals were not material in any year. Some of the leases also have varying escalation clauses based either on fixed dollar increases, a percentage of the previous minimum annual rental, or the consumer price index. Amortization of assets recorded under capital leases is included in depreciation expense.
      The Company subleases three restaurant facilities under noncancelable sublease agreements with lease terms expiring from 2005-2012. The Company revised and increased its reserve for the difference between anticipated sublease income and the Company's minimum commitment under these leases by $1,630,000. This reserve is included in deferred revenue and other liabilities.
      Future minimum lease and sublease payments were as follows at year end:

                              Operating Leases
                    Lease        Sublease       Net       Capital Leases
1999              $1,439,000       $231000   $1,128,000         $111,000
2000               1,365,000       233,000    1,056,000          111,000
2001               1,199,000       265,000      854,000          111,000
2002               1,113,000       265,000      767,000          111,000
2003                 865,000       265,000      540,000           55,000
Thereafter         3,402,000     1,048,000    2,354,000                -
                                                                 499,000
                    Less unamortized discount (12.1-14.2%)      (127,000)
                                                                $372,000

      Rent expense for real estate on all the CompanyOs operating leases was $1,594,000 in 1998 and $1,560,000 in 1997.
     Included in Property, Equipment and Other are assets subject to capital leases of:

Equipment and Leasehold Improvements       $649,000
Accumulated Amortization                   (245,000)
                                           $404,000

Note E - Related Party Transactions

     The Company is affiliated with L.B.G., Inc. ("LBG"), through common ownership. The Company charges LBG for accounting and administrative services based on the gross sales of each company. The amounts reimbursed in 1998 and in 1997 were nominal. At June 28, 1998, LBG owed the Company $93,000 for food, rent supplies and service.
      The Company owns a 31.0% interest in LaMexiCo, L.L.C. ("LaMexiCo"), a limited liability company, that operates a franchised Cucos in Metairie, Louisiana. The Company also manages the restaurant for LaMexiCo, and receives 4% of net sales as compensation. There was no undistributed income from LaMexiCo included in the Company's retained earnings at June 28, 1998. The restaurant opened under the development rights previously owned by LBG. LBG currently owns 25.3% of LaMexiCo. At year end, LaMexiCo owed the Company $32,000, which is paid current, for management fees, royalties and other expenses.
      The following summarizes the Company's relationships with LaMexiCo.

                                              1998        1997
Royalties received                          $58,000     $54,000
Management fees received                    $77,000     $80,000
Receivable outstanding at year end          $32,000     $17,000
Equity in earnings                          $33,000     $25,000

     LaMexiCo summarized financial information (based on the investee's fiscal year ending April of each year):

                                      1998           1997
Balance Sheet
     Total Liabilities              $259,000       $253,000
     Members Equity                  696,000        777,000
     TOTAL ASSETS                   $955,000     $1,030,000

Statement of Income
     Revenues                     $2,202,000     $1,834,000
     Net Income                     $133,000       $115,000

      The Company leases the land, building and improvements for one Company-owned restaurant from a director. The primary term of the lease is 15 years and expires in 2000 with an option to renew for 15 years. The Company paid rent of $127,000 in 1998 and 1997.
      The Company has agreements with Brothers Video, Inc., an affiliated company, to supply video poker machines in nine Cucos restaurants located in Louisiana. The term of each agreement is 10 years. The Company has the option to renew each contract for two additional years.
      Under the agreements the Company shares in the gross device revenues less state franchise fees and receives 70% of the net receipts. The Chairman and Chief Executive Officer of the Company is the sole stockholder of Brothers Video, Inc. At June 28, 1998, the Company had a current accounts receivable from Brothers Video, Inc. of $34,000 for video poker revenues earned. The Company's share of video poker revenues, included in sales of food and beverages, was 3.1% and 2.6% of sales of food and beverages in 1998 and 1997 respectively.
      Also see Note B for description of issuance of $500,000 of non interest bearing convertible debt to related parties. At various times during 1998 an officer made advances to the Company totaling $37,000 of which all has been repaid. The high balance outstanding during the year was $57,000.

Note F - Stock Options

     The Company's 1993 Incentive Stock Option Plan (Option Plan) has authorized the grant of options to directors and management personnel for up to 509,000 shares of the Company's common stock. The option price of each incentive stock option granted may not be less than 100% of the fair market value of the Common Stock at date of grant. Additionally, the Company may award nonqualified stock options under the Option Plan at an exercise price of not less than the fair market value of the Common Stock at the date of grant. All options granted have 10 year terms and vest and become exercisable in four equal annual installments beginning one year after the grant date.
     The following table summarizes options outstanding for 1998. The weighted average contractual life is 8 years.

                                                       1998                          1997
                                                            Weighted                      Weighted
                                               Shares     Avg. Price         Shares     Avg. Price
     Outstanding at beginning of year         370,000          $1.40        395,000          $1.67
     Granted                                   81,700          $1.04        244,000          $1.32
     Forfeited                                (7,500)          $1.51      (269,000)          $1.73
     Exercised                                      -              -              -              -
     Outstanding at end of year               444,200          $1.31        370,000          $1.40
     Exercisable at end of year               249,000                       251,000
     Exercise Price                                      $1.18-$1.94                   $1.18-$1.94

      The weighted average remaining contractual life of the options outstanding is 8.5 years. The weighted average fair value of options granted during 1998 and 1997 was $1.00 per share.
      Pro forma information regarding net income and earnings per share is required by FASB Statement 123, Accounting for Stock Based Compensation, which also requires that the information be determined as if the Company has accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998 and 1997, respectively: risk-free interest rates of 6.3% and 5.9%; no dividends; volatility factors of the expected market price of the Company's common stock of .54 and .48; and a weighted-average expected life of the options of 5 years.
      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.
      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information).

                                                        1998         1997
     Pro forma net loss                             ($1,089,000)  ($662,000)
     Pro forma loss per share-Basic and diluted        ($.47)       ($.31)

Note G - Per Share Amounts

      Basic loss per share amounts are based on the weighted average number of shares of Common Stock outstanding. Diluted per share amounts give effect to securities (stock options) outstanding, if any. Stock options were anti-dilutive in 1998 and 1997. The Financial Accounting Standards Board issued FAS 128, Earnings Per Share, which was effective in the period ending December 1997. The adoption of this pronouncement had no impact on the Company's previously reported 1997 or 1998 reported per share amounts.

Note H - Franchise Operations

      In addition to its company-owned restaurants, the Company had five franchised restaurants in operation at the end of 1998. During 1998 no franchised restaurants opened and no franchised restaurants closed. During 1997, one franchised restaurant opened and none closed.

Note I - Shareholders' Rights Agreement

      In 1989 the Company declared a distribution of rights to purchase the CompanyOs Common Stock at a rate of one right for each outstanding share of the Company's Common Stock. The rights were issued in February 1990. The rights are not exercisable until ten days following the occurrence of one of the following events: 1) acquisition by a group or person of 15% or more of the Company's Common Stock, or 2) an announcement by a potential acquirer of a tender or exchange offer that would result in the ownership of 15% or more of the Company's Common Stock. Once exercisable, unless redeemed earlier by the Company, each right entitles the holder to buy $12 worth of shares of the CompanyOs Common Stock for an exercise price of $6. The Company may redeem the rights at $.01 per right at any time until 10 days after 15% or more of the Company's Common Stock is acquired by a person or group. The rights will expire on December 31, 1999.

Note J - Defined Contribution Plan

      The Company sponsors a defined contribution savings plan which is available to substantially all employees. Eligible employees may contribute up to 20% of their compensation. The Company contributes an additional amount to the plan equal to 15% of employee contributions up to 5% of compensation. Company contributions were $15,000 in 1998 and 1997.

Note K - Contingencies

      The Company has various lawsuits arising from its normal operations. It is the opinion of management that the outcome of these matters will not have a material adverse effect on the Company's financial position or results of operations.


        Report of Ernst & Young LLP, Independent Auditors

Board of Directors and Shareholders
Cucos Inc.

     We have audited the accompanying balance sheet of Cucos Inc. as of June 28, 1998, and the related statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended June 28, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cucos Inc. at June 28, 1998, and the results of its operations and its cash flows for each of the two years in the period ended June 28, 1998, in conformity with generally accepted accounting principles.

                                        ERNST & YOUNG LLP

New Orleans, Louisiana
September 25, 1998


Item 8.   Changes  in  and   Disagreements  with  Accountants  on
          Accounting and Financial Disclosure.

          None.


                            PART III

Item 9.   Directors,  Executive Officers, Promoters  and  Control
          Persons;  Compliance with Section 16(a) of the Exchange
          Act of the Registrant.

           Reference is made to the information concerning the directors of the Registrant and the nominees for re-election as directors appearing under the caption "Election of Directors" in the 1998 Proxy Statement. Such information is incorporated herein by reference to the Registrant's 1998 Proxy Statement to be filed with the Securities and Exchange Commission in October, 1998.

           Reference is made to the information concerning the executive officers of the Registrant who are not directors appearing under the caption "Executive Officers of the Company" in the 1998 Proxy Statement. Such information is incorporated herein by reference to the Registrant's 1998 Proxy Statement to be filed with the Securities and Exchange Commission in October, 1998.

            Reference is made to the information concerning compliance with Section 16(a) of the Exchange Act appearing under the caption "Section 16A, Beneficial Ownership's Reporting Compliance" in the 1998 Proxy Statement. Such information is incorporated herein by reference to the Registrant's 1998 Proxy Statement to be filed with the Securities and Exchange Commission on October, 1998.

Item 10.  Executive Compensation.

            Reference is made to the information concerning remuneration of directors and executive officers of the Registrant appearing under the captions "Additional Information-Executive Compensation," "Additional Information-Stock Option Grants During Fiscal 1998," "Additional Information-Aggregated Stock Option Exercises and Fiscal Year-Ended Option Values," and "Additional Information-Compensation of Directors," in the 1998 Proxy Statement. Such information is incorporated herein by reference to the Registrant's 1998 Proxy Statement to be filed with the Securities and Exchange Commission in October, 1998.

Item  11.   Security Ownership of Certain Beneficial  Owners  and
Management.

            Reference is made to the information concerning beneficial ownership of the Registrant's Common Stock, which is the only class of the Registrant's voting securities, appearing under the captions "Beneficial Ownership" and "Election of Directors" in the 1998 Proxy Statement. Such information is incorporated herein by reference to the Registrant's 1998 Proxy Statement to be filed with the Securities and Exchange Commission in October, 1998.

Item 12.  Certain Relationships and Related Transactions.

           Reference is made to the information regarding certain relationships and transactions between the Registrant and its directors, nominees for re-election as directors of the Registrant, its executive officers, beneficial owners of 5% or more of its Common Stock and any member of the immediate family of any of the foregoing persons, appearing under the caption "Additional Information-Certain Relationships and Related Transactions" in the 1998 Proxy Statement. Such information is incorporated herein by reference to the Registrant's 1998 Proxy Statement to be filed with the Securities and Exchange Commission in October, 1998.

Item 13.  Exhibits and Reports on Form 8-K.

          EXHIBITS

           The  following  exhibits are filed  with  this  Annual
Report or are incorporated herein by reference:

Exhibit                              Title
Number
 1 2        -  Joint Agreement of Merger, dated February 23,
               1983, of Cu-Co's of Biloxi, Inc.

 1 3-A      -  Copy of Articles of Incorporation of the
               Registrant.

 1 3-A-1    -  Copy of Amendment to Articles of Incorporation of
               the Registrant.

 1 3-A-2    -  Copy of Amendment to Articles of Incorporation of
               the Registrant.

 1 3-A-3    -  Copy of Amendment to Articles of Incorporation of
               the Registrant.

 1 3-B      -  Copy of By-Laws of the Registrant.

 2 3-B-1    -  Copy of Amendment to By-Laws of Registrant.

 9 3-B-2    -  Amended and Restated By-Laws of the Registrant.

 3 4-A      -  Rights Agreement, dated as of February 5, 1990,
               between the Registrant and Commercial National
               Bank in Shreveport.

 3 4-B      -  Letter, dated February 26, 1991, from Whitney
               National Bank to the Registrant confirming the change of Rights Agent from Commercial National
               Bank in Shreveport to Whitney National Bank.

 3 4-C      -  Assignment of Rights Agreement, dated August 30,
               1993, among Whitney National Bank, Boatmen's
               National Bank and the Registrant with respect to the change of Rights Agent from Whitney National
               Bank to Boatmen's National Bank.

 11 4-D     -  Copy of Mortgage and Security Agreement dated
               April 25, 1994, with First National Bank of
               Commerce for $450,000.

 11 4-E     -  Copy of Promissory Note dated October 27, 1994,
               with First National Bank of Commerce for
               $200,000.

 11 4-F     -  Copy of Promissory Note dated October 27, 1994,
               with First National Bank of Commerce for
               $250,000.

 11 4-G     -  Copy of Promissory Note dated October 27, 1994,
               with First National Bank of Commerce for
               $500,000.

 10 4-H     -  Note Purchase Agreement (with Exhibits).

 10 4-I     -  Amendment No. 1 to Rights Agreement dated March
               12, 1991.

 12 4-J     -  Assignment of Rights Agreement dated June 2,
               1997, among Boatman's National Bank, ChaseMellon
               Shareholder Services, L.L.C. and the Registrant with respect to the change of Rights Agent to ChaseMellon Shareholder Services, L.L.C.

    4-K     -  Assignment of Rights Agreement dated September
               21, 1998, among ChaseMellon shareholder Services,
               L.L.C., Registrar and Transfer Company and the
               Registrant with respect to the change of Rights
               Agent to Registrar and Transfer Company.

 1 10-A     -  Copy of Registrant's 1983 Stock Option Plan.

 1 10-B     -  Copy of letter agreement between the Registrant
               and certain stockholders of the Registrant relating to piggyback registration rights.

 4 10-C     -  Amendment No. 1 to 1983 Stock Option Plan of
               Cucos Inc.

 5 10-D     -  Amendment No. 2 to 1983 Stock Option Plan of
               Cucos Inc.

 5 10-E     -  Amendment No. 3 to 1983 Stock Option Plan of
               Cucos Inc.

 6 10-F     -  Amendment No. 4 to 1983 Stock Option Plan of
               Cucos Inc.

 7 10-G     -  Amendment No. 5 to 1983 Stock Option Plan of
               Cucos Inc.

 5 10-H     -  Form of Incentive Stock Option Agreement for 1983
               Stock Option Plan.

 5 10-I     -  Form of Non-Qualified (Employee) Stock Option
               Agreement for 1983 Stock Option Plan.

 5 10-J     -  Form of Non-Qualified (Director) Stock Option
               Agreement for 1983 Stock Option Plan.

 8 10-K     -  Description of Registrant's Bonus Plan.

 9 10-L     -  Copy of Registrant's 1993 Stock Option Plan as
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

12 Filed as an exhibit to Form 8-A dated September 11, 1998, and incorporated herein by reference.

           The Registrant is a party to various agreements defining the rights of holders of long-term debt of the Registrant, but no single agreement authorizes securities in an amount which exceeds 10% of the total assets of the Registrant. Accordingly, such agreements are omitted as exhibits as permitted by Item 601(b) (4) (ii) of Regulation S-B.

     REPORTS ON FORM 8-K:

           No reports on Form 8-K were filed during the fourth quarter of Fiscal Year ended June 28, 1998

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


                                CUCOS INC.


Date:  September 25, 1998       By:/s/ Vincent J. Liuzza, Jr.
                                   Chairman of the Board and
                                   Chief Executive Officer

          In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of September 25, 1998.



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

                          EXHIBIT INDEX


Exhibit                             Title
Number
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

 (11)  4-F  -  Copy of Promissory Note dated October 27, 1994, with First National Bank of Commerce for
               $250,000.

 (11)  4-G  -  Copy of Promissory Note dated October 27, 1994, with First National Bank of Commerce for
               $500,000.

 (10)  4-H  -  Note Purchase Agreement (with Exhibits).

 (10)  4-I  -  Amendment No. 1 to Rights Agreement dated March
               12, 1991.

 (12)  4-J  -  Assignment of Rights Agreement dated June 2,
               1998, among Boatman's National Bank, ChaseMellon Shareholder Services, L.L.C. and the Registrant with respect to the change of Rights Agent to ChaseMellon Shareholders Services, L.L.C.

               Assignment of Rights Agreement dated September
4-K         -  21, 1998, among ChaseMellon shareholder
               Services, L.L.C., Registrar and Transfer Company and the Registrant with respect to the change of Rights Agent to Registrar and Transfer Company.

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

(12) Filed as an exhibit to Form 8-A dated September 11, 1998, and incorporated herein by reference.