Form 10QSB
period 1998-10-18
CUCOS INC
filed 1998-12-01
CIK 731724

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB

(Mark One)
[x]  Quarterly Report under Section 13 or 15 (d) of the
     Securities Exchange Act of 1934

For the quarterly period ended October 18, 1998

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

Yes [ X ] No [    ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
2,651,730 shares of common stock, no par value, as of December 1, 1998.

Transitional Small Business Disclosure Format (check one):

Yes [   ] No [ X ]


Part I--Financial Information
ITEM I.  FINANCIAL STATEMENTS


                           CUCOS INC.
                          BALANCE SHEET

                                                         Oct. 18, 1998
                                                           UNAUDITED
Assets
Current Assets
     Cash and Cash Equivalents                                 $639,000
     Receivables:
       Trade                                                    665,000
       Due from Affiliates                                      179,000
       Less Allowance for Doubtful Accounts                     271,000
                                                                573,000

     Inventories                                                229,000
     Prepaid Expenses and Other Current Assets                  252,000
       TOTAL CURRENT ASSETS                                   1,693,000

Property, Equipment and Other
     Property and Equipment                                   4,552,000
     Building and Leasehold Improvements                      5,244,000
     Reacquired Franchise Rights                                529,000
                                                             10,325,000
     Less Accumulated Depreciation and Amortization           5,425,000
                                                              4,900,000

Investment in LaMexiCo, LLC                                     237,000
Deferred Costs Less Accumulated Amortization                    349,000
Other Noncurrent Assets                                         249,000
     TOTAL ASSETS                                            $7,428,000

Liabilities and Shareholders' Equity
Current Liabilities
     Short-Term Debt Payable to Banks                          $100,000
     Trade Accounts Payable                                   1,939,000
     Accrued Expenses and Other                                 466,000
     Accrued Payroll                                            200,000
     Current Portion of Long-Term Debt                          461,000
       TOTAL CURRENT LIABILITIES                              3,166,000

Long-Term Debt, Less Current Portion                          3,323,000
Deferred Revenue and Other                                      242,000

Shareholders' Equity
     Preferred Stock, No Par Value - 1,000,000 Shares
       Authorized, None Issued or Outstanding                         -
     Common Stock, No Par Value - 20,000,000 Shares
       Authorized, 2,651,730 Shares Issued and Outstanding    5,253,000
     Additional Paid-in Capital                                 111,000
     Retained Earnings (Deficit)                             (4,667,000)
       TOTAL SHAREHOLDERS' EQUITY                               697,000
Total Liabilities and Equity                                 $7,428,000

See Notes to Financial Statements


Part I--Financial Information
[CAPTION]

                           CUCOS INC.
                    STATEMENTS OF OPERATIONS
                            UNAUDITED


                                                         16 Weeks       16 Weeks
                                                           Ended          Ended
                                                       Oct. 18, 1998  Oct. 19, 1997
Restaurant Operations
 Sales of Food and Beverages                          $6,313,000     $6,506,000
 Restaurant Expenses:
   Cost of Sales                                       1,792,000      1,740,000
   Restaurant Labor and Benefits                       2,242,000      2,142,000
   Other Operating Expenses                            1,316,000      1,208,000
   Occupancy Costs                                       717,000        675,000
   Preopening Costs                                       44,000              -
     Total Restaurant Expenses                         6,111,000      5,765,000
Income from Restaurant Operations                        202,000        741,000

Royalties and Franchise Revenues, Net of Expenses
   of $6,997 and $8,872                                   42,000         34,000
Commissary and Other Income                               38,000         54,000
                                                         282,000        829,000

Operations Expenses                                      267,000        280,000
Corporate Expenses                                       439,000        400,000
Operating Income (Loss)                                 (424,000)       149,000

Interest Expense                                         152,000        128,000
Income (Loss) Before Income Taxes                       (576,000)        21,000
Income Taxes                                                   -              -
Net Income (Loss)                                      $(576,000)       $21,000

Weighted Average Shares of Common Shares and Common
 Share Equivalents Outstanding - Basic and Diluted     2,306,000      2,114,000

Net Income (Loss) Per Share - Basic and Diluted          ($0.25)          $0.01

See Notes to Financial Statements


Part I--Financial Information
[CAPTION]

                           CUCOS INC.
                    STATEMENTS OF CASH FLOWS
                            UNAUDITED


                                                               16 Weeks         16 Weeks
                                                                 Ended            Ended
                                                             Oct. 18, 1998    Oct. 19, 1997

NET CASH PROVIDED BY OPERATING ACTIVITIES                      $86,000         $428,000

INVESTING ACTIVITIES
 Purchases of Property and Equipment                           (71,000)        (361,000)

NET CASH USED IN INVESTING ACTIVITIES                          (71,000)        (361,000)

FINANCING ACTIVITIES
 Proceeds from Borrowings                                       74,000          344,000
 Principal Payments on Borrowings                             (129,000)        (310,000)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            (55,000)          34,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (40,000)         101,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               679,000          476,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $639,000         $577,000

See Notes to Financial Statements


CUCOS INC.

NOTES TO FINANCIAL STATEMENTS  (UNAUDITED)

1. The Company: Cucos Inc. (the "Company") owns and franchises Mexican restaurants under the name "Cucos". At October 18, 1998, fifteen Company-owned restaurants and five franchised restaurants were in operation. At the end of the Comparable Quarter, there were sixteen company-owned and seven franchised restaurants in operation.

2. Fiscal Year: The Company uses a 52/53 week year for financial reporting purposes with the Company's fiscal year ending on the Sunday closest to June 30 of each year. Fiscal 1999 will end on June 27, 1999, and will consist of one sixteen-week quarter ending October 18, 1998, and three twelve-week quarters ending January 10, 1999, and April 4, 1999, and June 27, 1999. Fiscal 1998 and fiscal 1999 are both 52 week years.

3. The accompanying unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements have been omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the Company's Annual Report for the fiscal year ended June 28, 1998. In the opinion of management, these financial statements contain all normal recurring adjustments necessary to fairly present the financial results for the sixteen weeks ended October 18, 1998. Operating results for the period shown are not necessarily indicative of the operating results expected for the full fiscal year ending June 27, 1999.

4.   Per  share amounts are based on the weighted average  number
     of   shares  of  common  stock  and  dilutive  common  stock
     equivalents outstanding.

5. Certain reclassifications of previously reported amounts have been made to conform to current classifications.

              ITEM 2.  MANAGEMENT'S DISCUSSION AND
    ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Net  loss  for  the  sixteen weeks ended October  18,  1998  (the
"Current Quarter") was $576,000 compared to a net income of $21,000 in the sixteen weeks ended October 19, 1997 (the
"Comparable Quarter"). This was primarily the result of the factors discussed below.

Sales of food and beverages declined to $6,313,000 in the Current Quarter from $6,506,000 in the Comparable Quarter or a decline of $193,000 (3.0%). This decline was primarily due to having one additional restaurant (Pensacola) in 1998. A price increase of 3% was instituted during the Current Quarter and is expected to increase sales revenue with minimal loss in guest counts.

Despite the decline in sales, restaurant expenses increased to $6,111,000 in the Current Quarter from $5,765,000 in the Comparable Quarter, an increase of $346,000 (6.0%). Had restaurant expenses been maintained at the same levels in relation to sales, as have generally been experienced in the past, restaurant expenses would have been $515,000 less than actually incurred. These additional costs are primarily related to programs instituted during the Current Quarter to improve the guest experience at the restaurants. These programs, which included improved plate presentations and service and increases in management staff, advertising and promotional activities, were substantially implemented by the end of the Current Quarter. There can be no assurances that these new programs will result in increased guest counts, but management expects the loss to be lower in the Second Quarter and the Company may return to profitability after that. In addition, the Current Quarter was adversely affected by the increase in prices of dairy and produce products, primarily cheese and tomatoes, and closures due to Hurricane Georges. A summary of the component restaurant expenses are:

                                           Current     Comparable
     Description                           Quarter       Quarter

     Cost of Sales                          28.38%       26.74%
     Restaurant Labor and Benefits          35.51        32.93
     Other Operating Expenses               20.85        18.56
     Occupancy Costs                        11.36        10.38
     Preopening Costs                         .70          . -
     Total Restaurant Expenses              96.80%       88.61%

Operations and corporate expenses increased $27,000, which was primarily related to increases in insurance and salaries.

Interest expense increased $24,000 as the result of an increased level of borrowings.

LIQUIDITY AND CAPITAL RESOURCES

During the Current Quarter, despite a net loss of $576,000, the Company's operating activities provided cash flow of $86,000. Management has implemented certain actions to improve the guest experience at the restaurants, which are described above. In an effort to improve operating results and cash flows, management believes it will continue to generate cash flow from operating activities sufficient to allow it to operate and to meet its
obligations.   Management  also  believes  there  are   alternate
sources of financing available to allow the Company to meet short-term financing needs which may arise. However, there can be no assurance that management's plans will be successful or that alternate sources will be available.

Net cash provided by operations together with $74,000 of funds from borrowings and cash at the beginning of the Current Quarter were sufficient to fund $71,000 of purchases of property and equipment and make $129,000 of principal payments on borrowings.

Working capital needs have been and will continue to be financed from operations and short-term borrowings. Although none is planned, restaurant expansion and remodeling has been and will continue to be funded from long term debt, lessor allowances and leases. Because of the timing of securing long-term debt and leases, restaurant expansion and remodeling may be temporarily funded from operations.

The Company's line of credit provides $100,000 which may be used for working capital needs as well as restaurant expansion and remodeling. The line of credit bears interest at 2.0% per annum above the New York Prime Rate and had $100,000 outstanding at October 18, 1998.

IMPACT OF YEAR 2000

The Company's position on the Year 2000 exposures are described in the Company's annual report for fiscal year ended June 28, 1998. The Company continues to address this issue and does not expect any significant problems or exposures arising from this issue. There have been no significant changes in this area in the Current Quarter.

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

          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          The Annual Meeting of Shareholders was held on November
          19, 1998. The following matters were voted on and received the specified number of votes for, against and abstaining:

          1.   Election of Directors:

          Name of Nominees          Votes For    Votes Withheld

          Frank J. Ferrara          2,113,492        175,320
          Thomas J. Grace           2,113,492        175,320
          David M. Liuzza           2,113,492        175,320
          Vincent J. Liuzza, Jr.    2,113,492        175,320
          Sidney C. Pulitzer        2,113,492        175,320
          Miguel Uria               2,113,492        175,320
          V. M. Wheeler III         2,113,492        175,320

          2. Appointment of independent public accountants, Ernst & Young, LLP, for the year 1999: 2,283,387 votes for; 3,550 votes against; and 1,875 votes abstaining.

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


                              CUCOS INC.
                              (Registrant)


                              Vincent J. Liuzza, Jr.


Date:  December 1, 1998    By:
                              Vincent J. Liuzza, Jr.
                              Chairman, Chief Executive Officer,
                              Chief Financial Officer