Form 10QSB
period 1999-01-10
CUCOS INC
filed 1999-02-24
CIK 731724

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB

(Mark One)
[x]  Quarterly Report under Section 13 or 15 (d) of the
     Securities Exchange Act of 1934

For the quarterly period ended January 10, 1999

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

Yes [ X ] No [    ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
2,651,730 shares of common stock, no par value, as of February 1, 1999.

Transitional Small Business Disclosure Format (check one):

Yes [   ] No [ X ]


Part I--Financial Information

ITEM I.  FINANCIAL STATEMENTS


     Registrant has filed a Form 12b-25 with respect to Part I of this Report and Exhibit 27 hereto and intends to file an amendment to this report containing such information on or before March 1, 1999.


Part II--Other Information

ITEM 1.   LEGAL PROCEEDINGS.

          None, except as previously reported.

ITEM 2.   CHANGES IN SECURITIES.

          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.

ITEM 5.   OTHER INFORMATION.

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          a.   Exhibits.
               None.

          b.   Reports on Form 8-K.
               None.

                           CUCOS INC.


                            SIGNATURE


          Pursuant to the requirements of the Securities Exchange
Act  of  1934, the Registrant has duly caused this report  to  be
signed   on   its  behalf  by  the  undersigned  thereunto   duly
authorized.


                              CUCOS INC.
                              (Registrant)


                              Vincent J. Liuzza, Jr.


Date:  February 24, 1999   By:
                              Vincent J. Liuzza, Jr.
                              Chairman, Chief Executive Officer,
                              Chief Financial Officer