Form 10QSB/A
period 1999-01-10
CUCOS INC
filed 1999-03-02
CIK 731724

Part I - Financial Information was the subject of a
                   filing under Rule 12b-25 on February 24, 1999.

               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                          FORM 10-QSB/A

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

                           CUCOS INC.
                          BALANCE SHEET
                                                             Jan. 10, 1999
                                                                UNAUDITED
Assets
Current Assets
     Cash and Cash Equivalents                                   $528,000
     Receivables:
       Trade                                                      601,000
       Due from Affiliates                                        205,000
       Less Allowance for Doubtful Accounts                       277,000
                                                                  529,000

     Inventories                                                  237,000
     Prepaid Expenses                                             369,000
     Deferred Taxes and Other Current Assets                        4,000
       TOTAL CURRENT ASSETS                                     1,667,000

Deferred Taxes and Noncurrent Assets                              250,000

Property, Equipment and Other
     Property and Equipment                                     4,565,000
     Building and Leasehold Improvements                        5,271,000
     Reacquired Franchise Rights                                  529,000
                                                               10,365,000
     Less Accumulated Depreciation and Amortization             5,625,000
                                                                4,740,000

Investment in LaMexiCo, LLC                                       233,000
Deferred Costs Less Accumulated Amortization of $53,000           331,000
     TOTAL ASSETS                                              $7,221,000

Liabilities and Shareholders' Equity
Current Liabilities
     Trade Accounts Payable                                    $2,140,000
     Accrued Expenses and Other                                   457,000
     Accrued Payroll                                              192,000
     Current Portion of Long-Term Debt                            387,000
       TOTAL CURRENT LIABILITIES                                3,176,000

Long-Term Debt, Less Current Portion                            3,232,000
Deferred Revenue and Other                                        557,000

Shareholders' Equity
     Preferred Stock, No Par Value - 1,000,000 Shares
       Authorized, None Issued or Outstanding                           -
     Common Stock, No Par Value - 20,000,000 Shares
       Authorized, 2,651,730 Shares Issued and Outstanding      5,253,000
     Additional Paid-in Capital                                   111,000
     Retained Earnings (Deficit)                              (5,108,000)
       TOTAL SHAREHOLDERS' EQUITY                                 256,000
Total Liabilities and Equity                                   $7,221,000

See Notes to Financial Statements


Part I--Financial Information

                           CUCOS INC.
                    STATEMENTS OF OPERATIONS
                            UNAUDITED


                                                         12 Weeks      12 Weeks        28 Weeks      28 Weeks
                                                          Ended         Ended             Ended         Ended
                                                       Jan 10, 1999  Jan 11, 1998  Jan 10, 1999  Jan 11, 1998

Restaurant Operations
 Sales of Food and Beverages                             $4,631,000    $4,840,000   $10,945,000   $11,345,000
 Restaurant Expenses:
   Cost of Sales                                          1,319,000     1,284,000     3,112,000     3,024,000
   Restaurant Labor and Benefits                          1,658,000     1,642,000     3,900,000     3,785,000
   Other Operating Expenses                                 957,000       847,000     2,272,000     2,055,000
   Occupancy Costs                                          528,000       537,000     1,246,000     1,212,000
   Preopening Costs                                          11,000        23,000        54,000        22,000
     Total Restaurant Expenses                            4,473,000     4,333,000    10,584,000    10,098,000
Income from Restaurant Operations                           158,000       507,000       361,000     1,247,000

Royalties and Franchise Revenues, Net of Expenses
   of $595 and 5,897                                         31,000        25,000        73,000        59,000
Commissary and Other Income                                  29,000        28,000        66,000        82,000
                                                            218,000       560,000       500,000     1,388,000

Operations Expenses                                         152,000       164,000       420,000       444,000
Corporate Expenses                                          395,000       332,000       834,000       731,000
Operating Income                                           (329,000)       64,000     (754,000)       213,000

Interest Expense                                            111,000       127,000       262,000       255,000
Loss Before Income Taxes and
 Extraordinary Expenses                                    (440,000)      (63,000)   (1,016,000)      (42,000)
Income Taxes                                                  1,000             -         1,000             -
Loss Before Extraordinary Expenses                         (441,000)      (63,000)   (1,017,000)      (42,000)
Extraordinary Item - Debt Restructuring Penalties                 -      (166,000)            -      (166,000)
Net Loss                                                   (441,000)    ($229,000)   (1,017,000)    ($208,000)

Weighted Average Shares of Common Stock                   2,306,000     2,306,000     2,306,000     2,306,000

Net Loss per Share Before Extraordinary Expenses -
 Basic and Diluted                                          ($0.19)       ($0.03)       ($0.44)       ($0.02)
Net Loss Per Share - Basic and Diluted                      ($0.19)       ($0.10)       ($0.44)       ($0.09)

See Notes to Financial Statements


Part I--Financial Information

                           CUCOS INC.
                    STATEMENTS OF CASH FLOWS
                            UNAUDITED


                                                         28 Weeks        28 Weeks
                                                           Ended           Ended
                                                       Jan. 10, 1999   Jan. 11, 1998

NET CASH PROVIDED BY OPERATING ACTIVITIES                    $72,000        $157,000

INVESTING ACTIVITIES
 Purchases of Property and Equipment                        (103,000)       (645,000)

NET CASH USED IN INVESTING ACTIVITIES                       (103,000)       (645,000)

FINANCING ACTIVITIES
 Change in Short-Term Borrowings                             100,000               -
 Proceeds from Long-Term Borrowings                                -       4,209,000
 Principal Payments on Borrowings                           (220,000)     (3,624,000)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         (120,000)        585,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            (151,000)         97,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             679,000         476,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $528,000        $573,000


See Notes to Financial Statements

                         CUCOS INC.

NOTES TO FINANCIAL STATEMENTS  (UNAUDITED)

1. The Company: Cucos Inc. (the "Company") owns and franchises Mexican restaurants under the name "Cucos". At January 10, 1999, fifteen Company-owned restaurants and five franchised restaurants were in operation. At the end of the Comparable Quarter, there were sixteen company-owned and five franchised restaurants in operation.

2.   Fiscal  Year:   The  Company uses  a  52/53  week  year  for
     financial reporting purposes with the Company's fiscal year ending on the Sunday closest to June 30 of each year.
     Fiscal 1998 and fiscal 1999 are both 52 week years.

3. The accompanying unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements have been omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the Company's Annual Report for the fiscal year ended June 28, 1998. In the opinion of management, these financial statements contain all normal recurring adjustments necessary to fairly present the financial results for the twelve weeks ended January 10, 1999. Operating results for the period shown are not necessarily indicative of the operating results expected for the full fiscal year ending June 27, 1999.

4.   Per  share amounts are based on the weighted average  number
     of   shares  of  common  stock  and  dilutive  common  stock
     equivalents outstanding.

5. Certain reclassifications of previously reported amounts have been made to conform to current classifications.


              ITEM 2.  MANAGEMENT'S DISCUSSION AND
    ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Sales of food and beverages for the 12 weeks ending January 10, 1999 (the "Current Quarter") decreased 4.3% to $4,631,000 from $4,840,000. Sales of food and beverages for the 28 weeks ending January 10, 1999 (the "Current First Half") declined 3.5% to $10,945,000 from $11,345,000. The decrease in the Current Quarter resulted from having one less restaurant open (Pensacola) in 1999 than in 1998. The decline in the Current First Half was the result of one less restaurant partially offset by the opening of a new restaurant (Meridian, Mississippi), an increase in average ticket price of 4.4%, and a decline in guest counts of 3.1% in comparable restaurants. The increase in average ticket price is the result of price increases implemented this year, and the decline in guest count is the result of increased competition in several of the Company's smaller markets.

Restaurant expenses in the Current Quarter and the Current First Half increased by 3.2% and 4.8% respectively. The cost of sales in both the Current Quarter and the Current First Half were adversely affected by an increase in prices, primarily cheese and other dairy items. The increase in restaurant labor and benefits and other operating costs are primarily the results of the programs introduced to increase customer satisfaction. The primary cost increases were related to advertising, uniforms, and additional managers in each restaurant. A summary of the components of restaurant expenses as a percentage of sales of food and beverages are:

                                          Current     Comparable
     Description                          Quarter       Quarter

     Cost of Sales                         28.48%       26.53%
     Restaurant Labor and Benefits         35.80        33.92
     Other Operating Expenses              20.67        17.50
     Occupancy Costs                       11.40        11.09
     Preopening Costs                        .24          .48
     Total Restaurant Expenses             96.59%       89.52%

Operations expenses declined to $152,000 in the Current Quarter from $164,000 in the Comparable Quarter and to $420,000 in the Current First Half from $444,000 in the Comparable First Half. This decline was primarily attributable to having fewer supervisory personnel.

Corporate  expenses  increased 19.0% in the  Current  Quarter  to
$395,000 and 14.1% in the Current First Half to $834,000.   These
increases are the result of additional legal and accounting fees and increases in insurance and salaries.

Interest  expense  declined to $111,000 (12.6%)  in  the  Current
Quarter  but  increased to $262,000 (2.8%) in the  Current  First
Half.   The  decline in the Current Quarter is the  result  of  a
lower average borrowing rate.

During the Comparable Quarter, the Company entered into a new credit facility with a commercial lending institution. In connection with this refinancing, the Company incurred prepayment penalties of $166,000 which were reported in the Comparable Quarter as an extraordinary loss.


LIQUIDITY AND CAPITAL RESOURCES

During the Current First Half, despite a net loss of $1,016,000, the Company's operating activities provided cash flow of $72,000. Management has implemented certain actions to improve the guest experience at the restaurants in an effort to improve operating results and cash flows. Management believes it will continue to generate cash flow from operating activities sufficient to allow it to operate and to meet its obligations. Management also believes there are alternate sources of financing available to allow the Company to meet short-term financing needs which may arise. However, there can be no assurance that management's plans will be successful or that alternate sources will be available.

Net cash provided by operations together with $74,000 of funds from additional borrowings and cash at the beginning of the Current First Half were sufficient to fund $103,000 of purchases of property and equipment and make $220,000 of principal payments on borrowings.

Working capital needs have been and will continue to be financed from operations and short-term borrowings. Although none is planned, restaurant expansion and remodeling has been and will continue to be funded from long-term debt, lessor allowances and leases. Because of the timing of securing long-term debt and leases, restaurant expansion and remodeling may be temporarily funded from operations.


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


                              CUCOS INC.
                              (Registrant)


                              Vincent J. Liuzza, Jr.


Date:  March 2, 1999       By:
                              Vincent J. Liuzza, Jr.
                              Chairman, Chief Executive Officer,
                              Chief Financial Officer