Form 10QSB
period 1999-04-04
CUCOS INC
filed 1999-05-17
CIK 731724

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB

(Mark One)
[x]  Quarterly Report under Section 13 or 15 (d) of the
     Securities Exchange Act of 1934

For the quarterly period ended April 4, 1999

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

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ] No [    ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
2,651,730 shares of common stock, no par value, as of May 13, 1999.

Transitional Small Business Disclosure Format (check one):

Yes [   ] No [ X ]


Part I--Financial Information

ITEM I.  FINANCIAL STATEMENTS

                           CUCOS INC.
                         BALANCE SHEETS

                                                              April 4, 1999
                                                                  Unaudited
Assets
Current Assets
     Cash and Cash Equivalents                                     $575,000
     Receivables:
       Trade Net of Allowance                                       205,000
       Due from Affiliates Net of Allowance                         146,000
                                                                    351,000

     Inventories                                                    214,000
     Prepaid Expenses                                               319,000
     Deferred Taxes and Other Current Assets                          4,000
       TOTAL CURRENT ASSETS                                       1,463,000

Deferred Taxes and Noncurrent Assets                                244,000

Property, Equipment and Other
     Property and Equipment                                       2,693,000
     Building and Leasehold Improvements                          4,078,000
     Reacquired Franchise Rights                                          -
                                                                  6,771,000
     Less Accumulated Depreciation and Amortization               4,002,000
                                                                  2,769,000

Investment in LaMexiCo, LLC                                         234,000
Deferred Costs Less Accumulated Amortization                        263,000
TOTAL ASSETS                                                     $4,973,000

Liabilities and Shareholders' Equity
Current Liabilities
     Short-Term Debt Payable to Banks                            $        -
     Trade Accounts Payable                                       2,279,000
     Accrued Expenses and Other                                     547,000
     Accrued Payroll                                                188,000
     Current Portion of Long-Term Debt                              461,000
       TOTAL CURRENT LIABILITIES                                  3,475,000

Long-Term Debt, Less Current Portion                              3,137,000
Deferred Revenue and Other                                          461,000

Shareholders' Equity
     Preferred Stock, No Par Value - 1,000,000 Shares
       Authorized, None Issued or Outstanding                             -
     Common Stock, No Par Value - 20,000,000 Shares
       Authorized, 2,651,730 Shares Issued and Outstanding        5,253,000
     Additional Paid-in Capital                                     111,000
     Retained Earnings (Deficit)                                 (7,464,000)
       TOTAL SHAREHOLDERS' EQUITY                                (2,100,000)
TOTAL LIABILITIES AND EQUITY                                     $4,973,000

See Notes to Financial Statements


Part I--Financial Information

                           CUCOS INC.
                    STATEMENTS OF OPERATIONS
                            UNAUDITED

                                                                 12 Weeks       12 Weeks       40 Weeks       40 Weeks
                                                                    Ended          Ended          Ended          Ended
                                                             Apr. 4, 1999   Apr. 5, 1998  Apr. 4, 1999    Apr. 5, 1998
Restaurant Operations
 Sales of Food and Beverages                                   $4,594,000     $4,908,000    $15,539,000    $16,254,000
 Restaurant Expenses:
   Cost of Sales                                                1,256,000      1,280,000      4,367,000      4,304,000
   Restaurant Labor and Benefits                                1,653,000      1,656,000      5,554,000      5,441,000
   Other Operating Expenses                                       745,000        866,000      3,017,000      2,921,000
   Occupancy Costs                                                544,000        561,000      1,789,000      1,773,000
   Preopening Costs                                                     -         33,000         55,000         55,000
     Total Restaurant Expenses                                  4,198,000      4,396,000     14,782,000     14,494,000
Income from Restaurant Operations                                 396,000        512,000        757,000      1,760,000

Royalties and Franchise Revenues, Net of Expenses
   of $817 and $8,637; $2,658 and $21,527                          28,000         23,000        102,000         82,000
Commissary and Other Income                                        23,000         27,000         89,000        109,000
                                                                  447,000        562,000        948,000      1,951,000

Operations Expenses                                               229,000        234,000        649,000        678,000
Corporate Expenses                                                598,000        361,000      1,433,000      1,092,000
Charges Related to Closed Units and Asset Impairment            1,860,000              -      1,860,000              -
Operating Income                                               (2,240,000)       (33,000)    (2,994,000)       181,000

Interest Expense                                                  114,000        130,000        376,000        385,000
Loss Before Income Taxes and Extraordinary Expenses            (2,354,000)      (163,000)    (3,370,000)      (204,000)

Income Taxes                                                        2,000              -          3,000              -
Loss Before Extraordinary Expense                              (2,356,000)      (163,000)    (3,373,000)      (204,000)
Extraordinary Item -- Debt Restructuring Penalties                      -              -              -       (166,000)

Net Loss                                                      $(2,356,000)     $(163,000)   $(3,373,000)     $(370,000)

Weighted Average Number of Common Shares and
 Common Share Equivalents Outstanding                           2,652,000      2,400,000      2,652,000      2,400,000
Net Loss Per Share Before Extraordinary Expenses                  $(0.89)        $(0.07)        $(1.27)        $(0.09)
Net Loss Per Share                                                $(0.89)        $(0.07)        $(1.27)        $(0.15)

See Notes to Financial Statements

Part I--Financial Information

                           CUCOS INC.
                    STATEMENTS OF CASH FLOWS
                            UNAUDITED


                                                           40 Weeks       40 Weeks
                                                              Ended          Ended
                                                       April 4, 1999   April 5, 1998

NET CASH PROVIDED BY OPERATING ACTIVITIES                  $259,000       $824,000

INVESTING ACTIVITIES
 Purchases of Property and Equipment                       (155,000)      (878,000)
 Change in Deferred Costs                                   134,000       (371,000)

NET CASH USED IN INVESTING ACTIVITIES                       (21,000)    (1,249,000)

FINANCING ACTIVITIES
 Proceeds from Borrowings                                    74,000      4,781,000
 Principal Payments on Borrowings                          (416,000)    (4,142,000)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        (342,000)       639,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           (104,000)       214,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            679,000        476,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $575,000       $690,000


See Notes to Financial Statements


CUCOS INC.

NOTES TO FINANCIAL STATEMENTS  (UNAUDITED)

1. The Company: Cucos Inc. (the "Company") owns and franchises Mexican restaurants under the name "Cucos". At April 4, 1999, fourteen Company-owned restaurants and four franchised restaurants were in operation. At the end of the Comparable Quarter, there were sixteen company-owned and five franchised restaurants in operation.

2.   Fiscal  Year:   The  Company uses  a  52/53  week  year  for
     financial reporting purposes with the Company's fiscal year ending on the Sunday closest to June 30 of each year.
     Fiscal 1998 and fiscal 1999 are both 52 week years.

3. The accompanying unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements have been omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the Company's Annual Report for the fiscal year ended June 28, 1998. In the opinion of management, these financial statements contain all normal recurring adjustments necessary to fairly present the financial results for the twelve weeks ended April 4, 1999. Operating results for the period shown are not necessarily indicative of the operating results expected for the full fiscal year ending June 27, 1999.

4.   Per  share amounts are based on the weighted average  number
     of   shares  of  common  stock  and  dilutive  common  stock
     equivalents outstanding.

5. Certain reclassifications of previously reported amounts have been made to conform to current classifications.


              ITEM 2.  MANAGEMENT'S DISCUSSION AND
    ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Sales of Food and Beverages for the 12 weeks ended April 4, 1999 (the "Current Quarter") decreased 6.4% to $4,594,000 from $4,908,000 for the 12 weeks ended April 5, 1998 (the `Comparable Quarter"). Sales of Food and Beverages for the 40 weeks ended April 4, 1999 (the "Current Three Quarters") declined 4.4% to $15,539,000 from $16,254,000 for the 40 weeks ended April 5, 1998
(the "Comparable Three Quarters"). The decrease in the Current Quarter was primarily due to having one additional restaurant (Pensacola) in 1998. Near the end of the Current Quarter, the restaurant in Meridian, Mississippi, was closed. Restaurants open throughout the Current and Comparable Quarters declined .7%.

The sales decline in the Current Three Quarters was the result of one fewer restaurant (Pensacola) partially offset by the Meridian, Mississippi, restaurant which opened in the preceding Comparable Quarter. Restaurants open throughout the Current and Comparable Three Quarters declined .5%.

Restaurant expenses in the Current Quarter decreased by 4.5% compared to the Comparable Quarter. The decrease was primarily due to the additional restaurant (Pensacola) in the Comparable Quarter, and a decrease in preopening expenses associated with the opening of Meridian also in the Comparable Quarter. These decreases, however, were offset by increases in cost of sales and labor in restaurants open throughout the Current and Comparable Quarters.

Restaurant expenses in the Current Three Quarters increased 2%. The decrease associated with Pensacola was more than offset by increases in labor, cost of sales, and advertising. A summary of the components of restaurant expenses as a percentage of sales of food and beverages are:

                                    Current Quarter   Comparable Quarter
     Cost of Sales                       27.34%            26.08%
     Restaurant Labor and Benefits       35.98             33.74
     Other Operating Expenses            16.22             17.64
     Occupancy Expenses                  11.84             11.43
     Preopening Expenses                  0.00              0.67
     Total Restaurant Expenses           91.38%            89.57%

As a result of the above factors, Income from Restaurant Operations declined to $396,000 in the Current Quarter from $512,000 in the Comparable Quarter. Restaurant Operations Income decreased to $757,000 from $1,760,000 for the Current Three Quarters and the Comparable Three Quarters, respectively.

Net Royalties and Franchise Revenues increased $5,000 in the Current Quarter compared to the Comparable Quarter, and increased $20,000 in the Current Three Quarters compared to the Comparable Three Quarters. These increases are a result of fewer expenses associated with supervision of franchised restaurants.

Commissary  and Other Income declined to $23,000 in  the  Current
Quarter from $27,000 in the Comparable Quarter, and to $89,000 in the Current Three Quarters from $109,000 in the Comparable Three
Quarters.

Operations Expenses declined to $229,000 in the Current Quarter from $234,000 in the Comparable Quarter, and to $649,000 in the Current Three Quarters from $678,000 in the Comparable three Quarters. These declines are primarily attributable to having fewer supervisory personnel.

Corporate Expenses increased to $598,000 in the Current Quarter from $361,000 in the Comparable Quarter and to $1,433,000 in the Current Three Quarters from $1,092,000 in the Comparable Three Quarters. These increases are primarily the result of approximately $80,000 in additional legal fees on non-recurring items, a one time non-cash charge of approximately $70,000 for abandoned sites, and a one time marketing charge of $100,000 primarily associated with television commercial production.

During the Current Quarter, the Company has adjusted the value of assets on impaired properties located in Meridian, Birmingham, and Montgomery as per FASB #121. These non-cash impairment charges were $1,860,000. There were no adjustments per FASB #121 in the Comparable Quarter. As a result of these charges, future depreciation expense will be reduced.

Interest  expense  decreased  $16,000  in  the  Current   Quarter
compared to the Comparable Quarter and decreased $9,000 in the Current Three Quarters versus the Comparable Three Quarters.
This decrease is attributed to decreased debt.

During the Comparable Three Quarters, the Company entered into a new credit facility with a commercial lending institution. In connection with this refinancing, the Company incurred prepayment penalties of $166,000 which were reported in the Comparable Three Quarters as an Extraordinary Loss.

The Loss Before Extraordinary Loss was $2,356,000 in the Current Quarter compared to $163,000 in the Comparable Quarter. The Loss Before Extraordinary Loss was $3,373,000 in the Current Three Quarters compared to $204,000 in the Comparable Three Quarters. These losses were primarily attributable to the FASB #121 write-down, additional legal fees, and other items discussed above.


LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents decreased to $575,000 in the Current Quarter compared to $690,000 in the Comparable Quarter. The Current ratio is .42 at the end of the Current Quarter compared to .70 at the end of the Comparable Quarter and to .52 at the end of the previous Quarter ending January 10, 1999.

As a means of improving liquidity, the Company has entered into an agreement with its major lender to defer a major portion of the next six months' debt service payments for a period of two years. The elimination of the substantial operating losses at the Meridian location will also improve liquidity going forward. In the First Quarter of the Fiscal Year, management began implementing its Guest Experience Enhancement Programs, which significantly increased restaurant operating expenses, but which should improve guest satisfaction and, therefore, future cash flows. As these programs were rolled out, subsequent price increases were implemented. Near the end of the Current Quarter, the relationship between menu prices and cost of sales began to approach a more normal relationship resulting in a reduction in operating losses. Management believes that cash flow from future operating activities will be sufficient to allow it to meet its obligations, however, there is no assurance that these operations changes will have the intended impact.

Long-term and short-term debt decreased to $3,598,000 at the end of the Current Quarter compared to $3,940,000 at the end of the Fiscal Year and decreased from $4,406,000 at the end of the Comparable Quarter.


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

          None

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


                              CUCOS INC.
                              (Registrant)


                              Vincent J. Liuzza, Jr.


Date:  May 17, 1999        By:
                              Vincent J. Liuzza, Jr.
                              Chairman, Chief Executive Officer,
                              Chief Financial Officer