Form 10KSB40
period 1999-06-27
CUCOS INC
filed 1999-09-28
CIK 731724

September 27, 1999



VIA EDGAR

Securities and Exchange Commission
Judiciary Plaza
450 Fifth Street, N.W.
Washington, DC 20549

RE:	Cucos Inc. - Commission File No. 0-12701

Gentlemen:

On behalf of Cucos Inc. (the "Company"), there follows herewith for filing the Company's Annual Report on Form 10-KSB for the fiscal year ended June 27, 1999, with exhibits.

Very truly yours,

CUCOS INC.


Vincent J. Liuzza, Jr.
Chairman



SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
(Mark One)

/x/   Annual Report under Section 13 or 15(d) of the
      Securities Exchange Act of 1934 (Fee Required) for the fiscal year ended June 27, 1999


/ /   Transition report under Section 13 or 15(d) of the
      Securities Exchange Act of 1934 (No Fee Required) for the transition period from ____________ to ___________


Commission file number 0-12701

                   CUCOS INC.
(Exact name of Small Business Issuer in its charter)

                 Louisiana
      (State or other jurisdiction of
       incorporation or organization)

                72-0915435
      (I.R.S. Employer Identification No.)


         110 Veterans Blvd., Suite 222
           Metairie, Louisiana 70005
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

Issuer's revenues for its most recent fiscal year:  $20,120,000

	Aggregate market value (based on the average bid and asked prices in the over the-counter market) of the voting stock held by non-affiliates of the Registrant as of September 23, 1999:
approximately $2,154,530.62

	Number of shares outstanding of each of the Issuer's Classes of common stock as of September 15, 1999: 2,651,730 shares of Common Stock, no par value.

Documents Incorporated By Reference.

	Portions of the definitive Proxy Statement for the 1999
Annual Meeting of Shareholders (the "1999 Proxy Statement") are incorporated by reference into Part III.


INTRODUCTORY

	Definitions. Except where the context indicated otherwise, the following terms have the following respective meanings when used in this Annual Report: the "Registrant" means Cucos Inc.
and the "Fiscal Year" means the 52 weeks ended June 27, 1999, which is the year for which this Annual Report is filed.

	Presentation and Dates of Information. The Item numbers appearing in this Annual Report correspond with those used in Securities and Exchange Commission Form 10-KSB (and, to the extent that it is incorporated into Form 10-KSB, the letters used in the Commission's Regulation S-B) as effective on the date hereof, which specifies the information required to be included in Annual Reports to the Commission. The information contained in this Annual Report is, unless indicated to be given as of a specified date or for a specified period, given as of September 23, 1999. In computing the aggregate market value of the Registrant's voting stock held by non-affiliates disclosed on the cover page to this Annual Report, the following stockholders were treated as affiliates: all executive officers and directors of the Registrant; any person owning more than 10% of the Registrant's Common Stock.

PART I

Item 1.		Business

		The Registrant has filed a Form 12b-25 with respect to
Part I, Item 1 of this Report hereto and intends to file an amendment to this report containing such information on or before October 10, 1999.


Item 2.		Properties.

		The following table summarizes certain information concerning Registrant-owned restaurants located in facilities that are leased from others as of August 19, 1999.

Location         Opened/Acquired    Size      Dining    Lease    Lease
                                   (Sq.Ft.)  Capacity  Expires  Options(s)
                                                                  Through
New Orleans -
Metairie         June 1981           5138       136      2007     2027
Biloxi, MS       April 1982          5600       159      2002     2032
New Orleans -
Westbank         September 1983      4800       147      2001     2010
Monroe, LA       June 1984           4476       146      2004     2019
Slidell, LA      November 1984       5300       139      2008     2018
Alexandria, LA   March 1985          5125       143      2001     2015
New Orleans -
Uptown           November 1985       4539       120      2000     2015
Pascagoula, MS   December 1989       5160       130      2011     2021
Hammond, LA      July 1990           6062       130      2001     None
Birmingham, AL   March 1992          4560       150      2006     2012
Houma, LA        September 1992      6000       148      2007     2017
Montgomery, AL   February 1993       5100       170      2002     2012
Ruston, LA       February 1996       5476       162      2003     2026

		The New Orleans-Westbank location, the Slidell location and the Montgomery, Alabama, location are in strip shopping centers. The Hammond, Birmingham, and Houma locations are in shopping malls. Seven leased locations are free-standing buildings. The restaurant leases require the Registrant to pay real estate taxes, insurance and utilities, and to bear repair, maintenance and other expenses normally borne by the lessee under a triple net lease.

		In addition to the leases above, the Registrant has leases on three restaurant properties that are no longer used in its operations. The properties have been subleased to other companies.

   Location          Lease Expires           Sublease Expires
   Macon, GA             2011                       2011
   Columbus, GA          2004                       2004


Item 3.		Legal Proceedings.

		Registrant has filed a Form 12b-25 with respect to Part I, Item 3 of this Report hereto and intends to file an amendment to this report containing such information on or before October
10, 1999


Item 4.		Submission of Matters to a Vote of Security
Holders.

		No matters were submitted to a vote of the Registrant's security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the Fiscal Year.

PART II

Item 5.	Market for the Registrant's Common Stock and Related
Shareholder Matters.

Cucos Inc. - Stock Data

	The Registrant's common stock which was formerly traded on The NASDAQ Small-Cap Market under the symbol CUCO was delisted on February 2, 1999. The Registrant's common stock is currently listed on the OTC Bulletin Board. The following table sets forth the range of the high and low bid and ask prices for each of the quarters indicated for fiscal 1999 and fiscal 1998.

Fiscal 1998                      High Bid-Ask            Low Bid-Ask
1st Quarter ended 10/19/97       1 1/2 - 1 7/8          1 1/8 - 1 1/4
2nd Quarter ended 1/11/98        1 1/4 - 1 1/2          1 1/8 - 1/3/8
3rd Quarter ended 4/5/98             1 1/4              23/32 - 1/1/8
4th Quarter ended 6/28/98              1                  3/4 - 1

Fiscal 1999                        High Ask                 Low Bid
1st Quarter ended 10/18/98          1 3/16                    3/4
2nd Quarter ended 1/10/99             7/8                     5/16
3rd Quarter ended 4/4/99            1 1/16                    3/8
4th Quarter ended 6/27/99             7/16                    1/4

	On September 23, 1999, the closing bid and ask prices for the Registrant's common stock were 11/16 bid and 7/8 ask.

	The foregoing quotations reflect inter-dealer prices, without retail markup, mark-down or commission and may not necessarily represent actual transactions.

	Since becoming a public company, the Registrant has paid no cash dividends and has no present intention of paying dividends, but rather will retain its earnings to provide funds for expansion of its business and other corporate purposes.

	Approximate number of shareholders (including beneficial shareholders through nominee registration) as of September 20, 1999: 930. Market makers: Herzog, Heine, Geduld, Inc., Paragon
Capital Corp. and Morgan, Keegan & Company.


Item 6.		Management's discussion and Analysis or Plan of
Operation.

		Registrant has filed a Form 12b-25 with respect to Part II, Item 6 of this Report hereto and intends to file an amendment to this report containing such information on or before October
10, 1999


Item 7.		Financial Statements.

		Registrant has filed a Form 12b-25 with respect to Part II, Item 7 of this Report hereto and intends to file an amendment to this report containing such information on or before October
10, 1999


Item 8.	      Changes in and  Disagreements with Accountants on
Accounting and Financial Disclosure.

		None.

PART III

Item 9.	       Directors, Executive Officers, Promoters and Control
Persons; Compliance with Section 16(a) of the Exchange
Act of the Registrant.

		Reference is made to the information concerning the directors of the Registrant and the nominees for re-election as directors appearing under the caption "Election of Directors" in the 1999 Proxy Statement. Such information is incorporated herein by reference to the Registrant's 1999 Proxy Statement to be filed with the Securities and Exchange Commission in October, 1999.

		Reference is made to the information concerning the executive officers of the Registrant who are not directors appearing under the caption "Executive Officers of the Company" in the 1999 Proxy Statement. Such information is incorporated herein by reference to the Registrant's 1999 Proxy Statement to be filed with the Securities and Exchange Commission in October, 1999.

		Reference is made to the information concerning compliance with Section 16(a) of the Exchange Act appearing under the caption "Section 16A, Beneficial Ownership's Reporting Compliance" in the 1999 Proxy Statement. Such information is incorporated herein by reference to the Registrant's 1999 Proxy Statement to be filed with the Securities and Exchange Commission on October, 1999.


Item 10.	Executive Compensation.

		Reference is made to the information concerning remuneration of directors and executive officers of the Registrant appearing under the captions "Additional Information-Executive Compensation," "Additional Information-Stock Option Grants During Fiscal 1998," "Additional Information-Aggregated Stock Option Exercises and Fiscal Year-Ended Option Values," and "Additional Information-Compensation of Directors," in the 1999 Proxy Statement. Such information is incorporated herein by reference to the Registrant's 1999 Proxy Statement to be filed with the Securities and Exchange Commission in October, 1999.


Item 11.	Security Ownership of Certain Beneficial Owners and
Management.

		Reference is made to the information concerning beneficial ownership of the Registrant's Common Stock, which is the only class of the Registrant's voting securities, appearing under the captions "Beneficial Ownership" and "Election of Directors" in the 1999 Proxy Statement. Such information is incorporated herein by reference to the Registrant's 1999 Proxy Statement to be filed with the Securities and Exchange Commission in October, 1999.


Item 12.	Certain Relationships and Related Transactions.

		Reference is made to the information regarding certain relationships and transactions between the Registrant and its directors, nominees for re-election as directors of the Registrant, its executive officers, beneficial owners of 5% or more of its Common Stock and any member of the immediate family of any of the foregoing persons, appearing under the caption
"Additional Information-Certain Relationships and Related
Transactions" in the 1999 Proxy Statement. Such information is incorporated herein by reference to the Registrant's 1999 Proxy
Statement to be filed with the Securities and Exchange Commission in October, 1999.


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
                  amended.

9 10-M -         Form of Non-Qualified Stock Option Agreement for
                  1993 Stock Option Plan

9 10-N -         Form of Incentive Stock Option Agreement for 1993
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

REPORTS ON FORM 8-K:

		No reports on Form 8-K were filed during the fourth quarter of Fiscal Year ended June 27, 1999.

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


SIGNATURE

		In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


	CUCOS INC.


Date:  September 27,  1999    	By: /s/	Vincent J. Liuzza, Jr.
                                      	Chairman of the Board and
                                       Chief Executive Officer



	In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of September 27, 1999.



/s/ Sidney C. Pulitzer          		/s/ Thomas J. Grace
Sidney C. Pulitzer, Director	    	Thomas J. Grace, Director and Secretary



/s/ Miguel Uria	                 	/s/ Frank J. Ferrara
Miguel Uria, Director		           Frank J. Ferrara, Director



/s/ David M. Liuzza		             /s/ V. M. Wheeler III
David M. Liuzza, Director		       V. M. Wheeler III, Director



/s/ Vincent J. Liuzza, Jr.
Vincent J. Liuzza, Jr., Chairman of the
Board of Directors and
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

(9)  10-M -  Form of Non-Qualified Stock Option Agreement for 1993
              Stock Option Plan

(9)  10-N -  Form of Incentive Stock Option Agreement for 1993
              Stock Option Plan

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