Form 10KSB40/A
period 1999-06-27
CUCOS INC
filed 1999-10-22
CIK 731724

October 21, 1999



VIA EDGAR

Securities and Exchange Commission
Judiciary Plaza
450 Fifth Street, N.W.
Washington, DC 20549

RE:  Cucos Inc. - Commission File No. 0-12701

Gentlemen:

On behalf of Cucos Inc. (the "Company"), there follows herewith for filing the Company's Annual Report on Form 10-KSB/A for the fiscal year ended June 27, 1999, with exhibits.

Very truly yours,

CUCOS INC.


Vincent J. Liuzza, Jr.
Chairman


                                Part I, Item 1 - Business; Part
                                I, Item 3 - Legal Proceedings;
                                Part II, Item 6 - Management's
                                Discussion and Analysis or Plan
                                of Operation; and Part II, Item
                                7 - Financial Statements were
                                the subject of a filing under
                                Rule 12b-25 on September 27,
                                1999.


               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB
       (Mark
       One)

        /X/     Annual Report under Section 13 or 15(d) of theSecurities
                 Exchange Act of 1934 (Fee Required) for the fiscal year
                                   ended June 27, 1999

       /  /      Transition report under Section 13 or 15(d) of the Securities
               Exchange Act of 1934 (No Fee Required) for the transition period from ____________ to ___________

Commission file number 0-12701

                           CUCOS INC.
      (Exact name of Small Business Issuer in its charter)

                     Louisiana                                72-0915435
 (State or other jurisdiction of incorporation or          (I.R.S. Employer
                   organization)                           Identification No.)

      110 Veterans Blvd., Suite 222, Metairie,            70005
                      Louisiana
      (Address of principal executive offices)          (Zip Code)

           Issuer's telephone number:  (504) 835-0306

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

      Aggregate market value (based on the average bid and asked prices in the over the-counter market) of the voting stock held by non-affiliates of the Registrant as of October 11, 1999:
approximately $1,823,064.37.

     Number of shares outstanding of each of the Issuer's Classes of common stock as of October 11, 1999: 2,651,730 shares of Common Stock, no par value.

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

      Presentation and Dates of Information. The Item numbers appearing in this Annual Report correspond with those used in Securities and Exchange Commission Form 10-KSB (and, to the extent that it is incorporated into Form 10-KSB, the letters used in the Commission's Regulation S-B) as effective on the date hereof, which specifies the information required to be included in Annual Reports to the Commission. The information contained in this Annual Report is, unless indicated to be given as of a specified date or for a specified period, given as of October 11,
1999.   In  computing  the aggregate  market  value  of  the
Registrant's voting stock held by non-affiliates disclosed on the cover page to this Annual Report, the following stockholders were treated as affiliates: all executive officers and directors of the Registrant; any person owning more than 10% of the Registrant's Common Stock.


                             PART I

Item 1.        Business

           The Registrant, which was organized in March 1981 by Vincent J. Liuzza, Jr., Chairman of the Board and Chief Executive Officer of the Registrant, and other members of the Liuzza family, operates and franchises full-service restaurants serving moderately priced Sonoran and Tex-Mex Mexican appetizers and entrees and complementary alcoholic beverages. The first Cucos restaurant opened in a suburb of New Orleans (Metairie) in June 1981. At fiscal year end on June 27, 1999, 18 restaurants were operating under the Cucos name, 14 of which were owned by the Registrant and 4 by franchisees. During 1999, one franchised restaurant was closed and one company-owned restaurant was closed. There were twenty total restaurants in operation at the end of fiscal 1998. In July, 1999, the Company sold a restaurant in Birmingham, Alabama, to a former employee to become a franchisee.

REGISTRANT-OWNED RESTAURANTS

           General.   Cucos Mexican Restaurants are full  service
restaurants emphasizing fresh ingredients and its own proprietary recipes.

           Cucos serves a variety of traditional Mexican dishes and appetizers such as sizzling steak, chicken, or shrimp Fajitas, Burritos, Enchiladas, Tamales, and Chimichangas. Cucos also serves several large combination dinners. The restaurants serve Vegetarian items as well as Burgers. Cucos' margarita was voted Best Margarita in New Orleans four years in a row. Cucos was also voted Best Mexican Restaurant in New Orleans by the readers of New Orleans Magazine.

          The restaurants are decorated with Mexican antiques and furniture, terra-cotta tile and hand painted large colorful murals which are unique to each Cucos restaurant. Mexican pottery, southwestern plants, colorful hand made Mexican flowers and festive lighting add more Mexican touches to the casual restaurants.

           Food sales accounted for approximately 77% of revenues at the fifteen Registrant-owned restaurants operated in fiscal 1999, with alcoholic and other beverages representing approximately 20% of revenues. Special luncheon items range in price from $4.85 to $7.45. The prices of the specialty and combination dinner items range from $5.95 to $12.95. The per person average check, including beverage, for fiscal 1999 was $10.42 and the average dining time per table was approximately 45 minutes.

           As a result of the continuing decline in guest counts, in fiscal 1998 the Registrant undertook a comprehensive review of its operations. It was decided that the intense emphasis on cost reductions of the previous three years had impacted the food presentation and the guest experiences resulting in a decline in guest satisfaction. As a result, it was determined that a change in philosophy to focus on customer satisfaction was needed. The Company's President and Chief Operating Officer was replaced, and a new Executive Vice President, Daniel L. Earles, was hired and placed in charge of operations, and supervisory responsibilities were restructured. His experience was with a leading national restaurant concept that placed a high emphasis on customer satisfaction and food presentation. Consequently, beginning in late fiscal year 1998, the Registrant began several new programs which were implemented during fiscal year 1999. The keystone of these programs is to place more responsibility for restaurant operations with the restaurant general managers by implementing the "GM Empowerment Program". This change was intended to accelerate the growth, development, and effectiveness of the restaurant managers, and to enable them to require less supervision. One program was to restore the use of garnishments and to improve the presentation of the food. Another program was to implement the use of new uniforms and redesigned menus. Also, the Registrant added a full time key employee to each restaurant to assume certain duties of the manager to enable him to focus more directly on guest satisfaction during meal periods. A price increase was instituted, and a new seasonal menu was added. This was the first general price increase in over three years. Finally, a new advertising campaign was developed to emphasize the concept that the Registrant provides the "Best Mex." All of these changes were intended to re-establish the Registrant's image and make the restaurants more competitive. In fiscal 1999, the costs of these programs was approximately $400,000. Despite their cost, management believes these actions have improved operating results and cash flows, beginning in late fiscal 1999. There can be no assurances that management's programs will be effective in fiscal 2000.

          Restaurant Management and Supervision. Each restaurant is operated utilizing uniform standards set by management relating to the preparation and service of food and drink, appearance and conduct of employees, and cleanliness of facilities. Food and beverage products are periodically tested for quality and uniformity of portions. In accordance with the
Registrants   standards, each restaurant is  run  by  a  general
manager, assisted by two managers, a kitchen supervisor, a service supervisor and a bar supervisor. At least one manager is on duty during all serving periods. Each of the Registrant's restaurant general managers receives, in addition to a salary, incentive compensation calculated as a percentage of sales and profits in excess of a predetermined base level.

           The Registrant requires candidates for general manager to undergo a thorough training program designed to familiarize them with all aspects of the Registrant's operations. A candidate serves as an assistant manager before becoming a general manager. Persons selected for training as general managers normally have several years of food service experience.

           Expansion Program. The Company currently has no plans for expansion, but may consider new locations as they become available and if appropriate financing is available. Management's current focus is on improving profits from existing operations.

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

           Insurance. Insurance costs have risen considerably in the restaurant business. The Registrant carries fire and casualty insurance on its Registrant-owned restaurants and liability insurance in amounts which management feels is adequate for its operations.

           Marketing. The Registrant advertises primarily by television advertising. Its advertising promotes the name "Cucos" and emphasizes quality dining serving tasty food in a festive atmosphere at moderate prices. Periodically, print and radio advertising are also used.

FRANCHISED RESTAURANTS

           At the present time, the Registrant is not actively seeking franchisees, but should the opportunity arise, it would offer a franchise on a very selective basis.

           Generally franchisees are required to pay to the Registrant under the license agreement a continuing royalty fee equal to 4% of gross revenues generated at the restaurant. In addition, franchisees are required to pay a continuing monthly contribution to an advertising materials fund equal to .5% of gross revenues generated at the restaurant.

EMPLOYEES

           At June 27, 1999, the Registrant-owned restaurants employed approximately 692 part-time and full-time persons, of which 47 were managers and assistant managers, all of whom were full-time. In addition, 15 persons were employed at the Registrant's executive office. The Registrant endeavors to control its employee turnover rate by offering to all full-time restaurant employees certain paid benefits, including life insurance, health insurance and vacation. None of the Registrant's employees are represented by a labor union. The Registrant has experienced no work stoppages attributable to labor disputes and considers its employee relations to be satisfactory.

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

           The Registrant competes with several national chains including El Chico, Rio Bravo, Don Pablo's, El Patio, Chili's, Applebees, Olive Garden, and LaFiesta, as well as, several local dining concepts. Several of the national chains have had significant funding available provided by public stock offerings, which has enabled them to expand significantly in the Registrant's smaller markets. These expansions have adversely impacted the Registrant's guest counts in the smaller markets. These national chains, as well as some regional chains, operate more restaurants and have greater financial resources and greater name recognition than the Registrant. In addition, gaming operations often offer food at discounted or below cost prices which provide an additional level of indirect competition in the Registrant's Louisiana and Mississippi markets.

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

           Each of the Registrant's restaurants is subject to licensing and regulation by state liquor control boards and the state police in Louisiana (with respect to video poker), and by municipal health, sanitation, safety and fire department agencies. The Registrant expects that liquor sales and video poker revenues will account for a significant portion of the Registrant's revenues. During 1999, liquor sales and video poker revenues accounted for approximately 14.4% and 3.1%, respectively, of food and beverage revenues. The loss of an existing liquor license or video poker license would adversely affect the Registrant's operations at that restaurant.

           During fiscal 1996, the State of Louisiana passed a local option ordinance on all forms of gambling including video poker. In November 1996, all parishes in the state voted whether to retain video poker and other forms of gambling. Voters in five parishes in which the Registrant operates voted to end video poker and other forms of gambling. The ban on video poker at these locations was put into effect on June 30, 1999. In fiscal 1999, the Registrant recorded video poker revenues of $350,000 at these locations.

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

            Service   Marks,  Trademarks  and  Copyrights.    The
Registrant is the owner of United States Service Mark Registrations Nos. 1,509,612, dated October 18, 1988, for the mark CUCOS and Design; 1,733,801 dated November 17, 1992, for the mark CUCOS BORDER CAFE and DESIGN; and 1,941,214, dated December 12, 1995, for the mark CUCOS MEXICAN CAFE & DESIGN. The
Registrant is also the owner of United States Trademark Registrations Nos. 1,405,169, dated August 12, 1986, for the mark FRESH-ITAS (Cucos' version of fajitas) and 1,465,729, dated November 17, 1987, for the mark FRESH-ITA NACHOS (Cucos' version of fajita nachos). The Registrant is also the owner of United States Service Mark Registration No. 1,996,748, dated August 27, 1996, for the mark THE TASTE TO MAKE YOU SAY OLE` and United States Service Mark Registration No. 2,019,308, issued November 27, 1996, for the mark IT TASTES BETTER OUR WAY. Those registrations which issued prior to November 16, 1989, have an effective term of 20 years and those issued on or after November 16, 1989, have an effective term of 10 years, unless sooner terminated by law, and all may be renewed for successive terms so long as the marks continue to be used by Registrant in interstate commerce for the specified services or goods. The Registrant also owns a service mark registration as issued by the State of Louisiana, dated July 14, 1987; a Tennessee State Registration, issued July 2, 1987; a Florida State Registration No. 707,637, dated July 17, 1987; an Alabama State Registration No. 103,383, issued July 14, 1987; a Mississippi State Registration No. 1,509,612, issued on July 27, 1987; and an Arkansas State Registration No. 181-87, issued on July 8, 1987 for the service mark CU-CO's. These registrations are effective for a term of 10 years and may be renewed for successive terms. All of these registrations are valid and subsisting. In addition, Registrant is the owner of Copyright Registration No. TXU 357-784 for the Cucos Power Manual and Copyright Registration No. PAU 1,195,506 for the Video, both dated November 4, 1988.

Item 2.        Properties.

          The following table summarizes certain information concerning Registrant-operated restaurants located in facilities that are leased from others as of August 19, 1999.

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

           In  addition  to the leases above, the Registrant  has
leases  on two restaurant properties that are no longer  used  in
its  operations.   The properties have been  subleased  to  other
companies.

     Location             Lease Expires      Sublease Expires
     Macon, GA                2011                 2011
     Columbus, GA             2004                 2004

Item 3.        Legal Proceedings.

           On November 23, 1998, the Company filed a lawsuit against Elie V. Khoury, a Cucos' franchisee and former employee and officer of the Company, to enforce non-competition agreements and other agreements involving a prohibition against the hiring of Company employees. The petition, entitled, "Cucos, Inc. Vs. Elie V. Khoury", being Civil Action No. 532-296 on the docket of the 24th Judicial District court for the Parish of Jefferson, State of Louisiana, sought a permanent injunction and damages from the defendant. On December 7, 1998, Khoury filed an Answer and Reconventional Demand, alleging that because of the Company's interference with his "choice of vocation", he had incurred damages, injury and loss, as well as future damages, for which he prayed for unspecified damages from the Company. A Judgment was entered by the court on February 9, 1999, in favor of Khoury and against the Company, dismissing the Company's claims against Khoury. The judgment did not address Khoury's Reconventional Demand for damages. This matter is now on appeal to the Fifth Circuit Court of Appeal, State of Louisiana, No. 99-CA-714. The Registrant believes that the Reconventional Demand is without legal merit.

           A contractor built a restaurant for a franchisee and affiliated company, L.B.G., Inc. The contractor was not paid by L.B.G., Inc. and the contractor has sued the Registrant for $65,000. The Registrant believes the claim against it is without merit and that it will prevail in this matter.

           On April 11, 1990, a franchisee filed a complaint against the Registrant and certain of its officers alleging breach of contract and misrepresentation and seeks damages in excess of $1.6 million. There has been no activity in this litigation for more than eight years except for a discovery request filed in January 1997, which avoided a dismissal of the litigation for non-prosecution. The Registrant believes the claims are without merit and the likelihood of a loss is remote.

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

Item 6.     Management's Discussion and Analysis or Plan of
            Operation.

1999 Compared to 1998

      Sales of Food and Beverages declined $1,042,000 (4.9%) to $20,120,000 from $21,162,000. This decrease in sales was primarily the result of one fewer restaurant (Pensacola) which was sold in the Fourth Quarter of Fiscal Year 1998. In addition, the Registrant closed the Meridian, Mississippi, restaurant in the Third Quarter of Fiscal Year 1999. Sales of Food and
Beverages at restaurants open throughout the Current and Comparable Fiscal Years were virtually unchanged.

     Net Royalty and Franchise Revenues increased $16,000 (14.2%) to $129,000 from $113,000. Income from Royalties decreased 3.3%, but was offset by lower expenses associated with supervision of franchised restaurants. During the Current Fiscal Year, the franchised restaurant in Boynton Beach, Florida, was closed.

      Commissary and Other Income decreased $51,000 (29.5%) to $122,000 from $173,000. During the Comparable Fiscal Year, the restaurant in Pensacola, Florida, was sold at a $236,000 gain. There was no comparable asset sold in the Current Fiscal Year.

       Restaurant Cost of Sales decreased $23,000 (.4%) to $5,568,000 from $5,591,000. The decrease was primarily due to the additional restaurant (Pensacola) in the Comparable Fiscal Year. This decrease, however, was offset by increases in prices of produce, dairy, and cheese items.

      Restaurant Labor and Benefits increased $77,000 (1.1%) to $7,168,000 from $7,091,000. During the Current Fiscal Year, management began implementing its Guest Experience Enhancement Programs designed to improve guest satisfaction. These programs significantly increased Labor and Benefits for restaurants open throughout the Current and Comparable Fiscal Years.

      Other  Operating  Expenses  decreased  $200,000  (5.1%)  to
$3,754,000 from $3,954,000. This decrease was primarily due to one fewer restaurant (Pensacola) in the Current Fiscal Year.

      Occupancy costs decreased $79,000 (3.4%) to $2,245,000 from $2,324,000. The decrease resulted from one less restaurant (Pensacola) and decreased rent overage, taxes, and depreciation and amortization for comparable restaurants open throughout the Comparable Fiscal Years.

      Preopening  Expenses decreased $32,000 (36.8%)  to  $55,000
from  $87,000.   Amortization of costs for  Meridian  (opened  in
Fiscal  Year  1998) was completed in Fiscal Year  1999.   No  new
company-owned restaurant opened during Fiscal Year 1999.

      Operations Supervision Expenses decreased $164,000 (16.9%) to $804,000 from $968,000. The decline is primarily due to fewer supervisory personnel and decreased costs associated with recruiting and training of management candidates. These decreases were offset by additional provisions for doubtful accounts on franchised restaurants.

      Corporate Expenses increased $152,000 (9.9%) to $1,685,000 from $1,533,000. These increases are primarily the result of approximately $78,000 in additional legal fees, a non-cash charge of approximately $61,000 for abandoned site selection expenses, and a marketing charge of $103,000 primarily associated with television commercial production. These increases were offset by a reduction of approximately $90,000 of other expenses.

      During the Current Fiscal Year, the Company adjusted the value of assets on impaired property located in Meridian, Birmingham, Montgomery, Cutler Ridge, and Macon. These non-cash impairment charges were $1,926,000 compared to asset impairment charges of $178,000 in the Comparable Fiscal Year. See Note 2 of the Company's financial statements for additional information.

      Interest  Expense declined $29,000 (5.6%) to $488,000  from
$517,000, reflecting the full effect in 1999 of the debt refinancing completed in fiscal 1998.

      Because of lower than expected revenues and earnings, management increased the valuation allowance for deferred income tax assets resulting in an income tax expense of $107,000 in Fiscal Year 1998. The Company recorded no income tax provision or benefit during 1999.

      During Fiscal Year 1998, the Company entered into the new credit facility with a commercial lending institution referred to below. In connection with the refinancing, the Company incurred prepayment penalties of $162,000 which were reported as an
extraordinary  loss.   There  was no comparable  activity  during
fiscal 1999.

Liquidity and Capital Resources

      In fiscal 1999 and fiscal 1998, despite net losses of $3,322,000 and $1,064,000, respectively, the Company's operating activities provided cash flow of $425,000 and $106,000, respectively. Because of its operating losses, beginning in fiscal year 1998, management undertook a comprehensive review of its operations, and  implemented several new programs designed to  improve  guest
satisfaction and re-establish the Registrant's  image.    Despite
their cost, management believes these actions have improved operating results and cash flows beginning in late fiscal 1999. Management projects these improvements will continue to generate cash flow from operating activities sufficient to allow it to operate and meet its obligations. However, there can be no assurances that management's programs will be effective in 2000 or that its projections will be accurate.

      During fiscal 1999 and fiscal 1998, working capital needs were financed from operations and short-term borrowings. Presently, the Company has no commitments from third parties to provide short-term borrowings. Net cash provided by operations increased $319,000 from fiscal 1998 which primarily resulted from the Company's ability to extend its trade accounts payable terms, offset by the effects of increased operating losses. There can be no assurances that the Company will be able to continue to extend its trade payable terms, or to maintain its current extended terms with vendors, although the Company expects to maintain these extended terms through fiscal 2000.

      Net cash used by investing activities was $188,000 in 1999 compared to cash provided of $195,000 in 1998. The change of $383,000 resulted primarily from the sale of the Pensacola property offset by higher purchases of property and equipment in 1998. The Company currently has no plans for expansion, but may consider new locations as they become available and if appropriate financing is available. Presently, the Company has no commitments from third parties to provide financing for expansion.

      Net cash used in financing activities was $348,000 in 1999 and included repayment of the Company's line of credit and principal payments on long-term debt. Proceeds from long-term borrowings in 1999 were from notes payable collateralized by life insurance policies.

      In 1998, the Company entered into a credit facility of $3,590,000 with a commercial lending institution. This credit facility consists of a term loan to be repaid in monthly payments over 10 years and is secured by the restaurant operating properties. The proceeds from this term loan were used to repay substantially all of the existing long-term debt and short-term debt payable to banks. In connection with this refinancing, the Company incurred a charge to earnings of $162,000 related to prepayment penalties associated with the existing debt. In May 1999, the Company and its commercial lender entered into a forbearance agreement whereby the commercial lender agreed to defer the Company's requirement to make required principal and interest payments for May, June and July 1999 until April 2001, and to defer required principal payments for August, September and October 1999 until April 2001. The deferred payments will bear interest at 14.6% until paid. The Company may negotiate additional payment deferrals in fiscal year 2000, but there can be no assurances that it will be able to obtain additional deferrals.

      Because of the Company's recurring losses from operations and its net capital deficiency, there is substantial doubt about the Company's ability to continue as a going concern. The Company has taken steps to refocus its operations, reverse sales declines and increase restaurant profitability. The Company believes that it has developed a viable plan to address the Company's operating results, and that this plan will enable the Company to meet its obligations through the end of fiscal year 2000. However, considering, among other things, the Company's historical operating losses and the current lack of commitments from third parties to provide short-term or long-term financial resources, there can be no assurance that this plan will have the expected effect on the Company's results of operations and its cash flows in fiscal 2000.

Impact of Inflation and Changing Prices

      Inflation in food, labor, construction costs and interest rates can affect the Company's operations. Many of the Company's employees are paid hourly rates related to the minimum wage.

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

Forward-Looking Statements

      Forward-looking statements regarding management's present plans or expectations for new unit openings, remodels, other capital expenditures, the financing thereof, and disposition of impaired units, involve risks and uncertainties relative to return expectations and related allocation of resources, and changing economic or competitive conditions, as well as the negotiation of agreements with third parties, which could cause actual results to differ from present plans or expectations, and such differences could be material. Similarly, forward-looking statements regarding management's present expectations for operating results involve risk and uncertainties relative to these and other factors, such as advertising effectiveness and the ability to achieve cost reductions, which also would cause actual results to differ from present plans. Such differences could be material. Management does not expect to update such forward-looking statements continually as conditions change, and readers should consider that such statements speak only as to the date hereof.

Impact of Year 2000

      Some of the Company's older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities (Year 2000 Issues).

      The Company has completed an assessment and will have to modify or replace hardware and software so that certain of its computer systems, primarily its general ledger and accounting packages, will function properly with respect to dates in the year 2000 and thereafter. In 1998, the Company replaced substantially all of its restaurant point of sales systems and believes these new systems do not have any year 2000 issues. The total Year 2000 project cost is estimated at approximately $50,000 of which $1,000 has been incurred at June 27, 1999. These costs are primarily for the purchase of new software and hardware that will be capitalized. Substantially all of the costs remaining to be incurred at June 27, 1999 relate to hardware, and the Company has received a commitment from a third-party to finance these costs through a capital lease.

      The project is estimated to be completed not later than December 31, 1999, which is prior to any anticipated impact on its operating systems. The Company believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material adverse impact on the operations of the Company.

      The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area and the availability of software and hardware.

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

      The Company has no contingency plans, but will consider the need to create one in the event circumstances arise to indicate the Company may not be able to complete certain aspects of its plans related to Year 2000 Issues.


Item 7.        Financial Statements.

                           Cucos Inc.
                          Balance Sheet
                          June 27, 1999

Assets
Current Assets
  Cash and Cash Equivalents                                       $   516,000
   Receivables:
     Trade, Less Allowance for Doubtful Accounts of $352,000          160,000
     Due from Affiliates                                               84,000
                                                                      244,000
  Inventories                                                         199,000
  Prepaid Expenses                                                    226,000
  Other Current Assets                                                123,000
     TOTAL CURRENT ASSETS                                           1,308,000

Property and Equipment
  Equipment                                                         2,466,000
  Leasehold Improvements                                            3,494,000
                                                                    5,960,000
  Less Accumulated Depreciation and Amortization and
     Impairment Reserves                                            3,585,000
                                                                    2,375,000

Due from Affiliates                                                    57,000
Investment in LaMexiCo, L.L.C.                                        245,000
Deferred Costs, Less Accumulated Amortization of $130,000             256,000
Other Assets                                                          246,000
  TOTAL ASSETS                                                     $4,487,000

Liabilities and Net Capital Deficiency
Current Liabilities
  Trade Accounts Payable                                          $ 2,161,000
  Accrued Expenses                                                    511,000
  Accrued Payroll                                                     188,000
  Current Portion of Long-Term Debt                                   422,000
     TOTAL CURRENT LIABILITIES                                      3,282,000

Long-Term Debt, Less Current Portion                                3,170,000
Deferred Revenue                                                       83,000

Net Capital Deficiency
  Preferred Stock, No Par Value-1,000,000                                   -
     Shares Authorized, None Issued or Outstanding
  Common Stock, No Par Value - 20,000,000 Shares                    5,253,000
     Authorized, 2,651,730 Shares Issued and Outstanding
  Additional paid-in capital                                          111,000
  Retained earnings deficit                                        (7,412,000)
NET CAPITAL DEFICIENCY                                             (2,048,000)
TOTAL LIABILITIES AND NET CAPITAL DEFICIENCY                      $ 4,487,000

See accompanying notes.

                           Cucos Inc.
                    Statements of Operations

                                                                         Fiscal Year Ended
                                                              June 27, 1999      June 28, 1999
Restaurant operations:
  Sales of food and beverages                                  $20,120,000        $21,162,000
  Restaurant expenses:
    Cost of sales                                                5,568,000          5,591,000
    Restaurant labor and benefits                                7,168,000          7,091,000
    Other operating expenses                                     3,754,000          3,954,000
    Occupancy expenses                                           2,245,000          2,324,000
    Preopening expenses                                             55,000             87,000
  Total restaurant expenses                                     18,790,000         19,047,000
Income from restaurant operations                                1,330,000          2,115,000

Royalties and franchise revenues, net of expenses of
  $3,000 and $23,000, respectively                                 129,000            113,000
Commissary and other income                                        122,000            173,000
                                                                 1,581,000          2,401,000

Operations supervision expenses                                    804,000            968,000
Corporate expenses                                               1,685,000          1,533,000
Charges related to closed units and asset impairment             1,926,000            178,000
Operating loss                                                  (2,834,000)          (278,000)
Interest expense                                                   488,000            517,000
Loss before income taxes and extraordinary item                 (3,322,000)          (795,000)
Income taxes                                                             -            107,000
Loss before extraordinary item                                  (3,322,000)          (902,000)
Extraordinary item - debt restructuring penalties                        -           (162,000)
Net loss                                                       $(3,322,000)       $(1,064,000)

Weighted average number of common shares and common share        2,652,000          2,306,000
  equivalents outstanding - basic and diluted

Net loss per share before extraordinary item - basic and            $(1.25)            $(0.39)
  diluted
Extraordinary item - basic and diluted                               $   -             $(0.07)
Net loss per share - basic and diluted                              $(1.25)            $(0.46)

See accompanying notes.

                           Cucos Inc.
                    Statements of Cash Flows

                                                                        Fiscal Year Ended
                                                                  June 27, 1999    June 28, 1998
Operating activities
Net loss                                                           $(3,322,000)     $(1,064,000)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
  Charges related to closed units and asset impairment               1,926,000          178,000
  Deferred income taxes                                                      -          107,000
  Debt restructuring penalties                                               -          162,000
  Depreciation and amortization                                        809,000          920,000
  Amortization of deferred costs                                       156,000           (5,000)
  Change in deferred revenue                                            (7,000)        (209,000)
  Gain on sale of assets and other                                           -         (187,000)
  Accretion of discount on convertible debenture                             -           21,000
  Equity in earnings of equity investee, net of distributions
    of $20,000 and $44,000                                              (3,000)          11,000
  Changes in operating assets and liabilities:
    Receivables                                                        199,000          105,000
    Inventories                                                         34,000           21,000
    Prepaids and other                                                   4,000           55,000
    Trade accounts payable                                             716,000         (109,000)
    Accrued expenses and other                                         (60,000)          88,000
    Accrued payroll                                                    (27,000)          12,000
Net cash provided by operating activities                              425,000          106,000

Investing activities
Purchases of property and equipment                                   (188,000)        (639,000)
Proceeds from sale of assets                                                 -          834,000
Net cash provided by (used in) investing activities                   (188,000)         195,000

Financing activities
Changes in short-term debt payable to banks                           (100,000)         (50,000)
Proceeds from long-term borrowings                                      74,000        4,506,000
Principal payments on borrowings                                      (322,000)      (4,155,000)
Debt restructuring penalties                                                 -         (162,000)
Debt issuance costs                                                          -         (289,000)
Net cash used in financing activities                                 (348,000)        (150,000)

Increase (decrease) in cash and cash equivalents                      (111,000)         151,000
Cash and cash equivalents at beginning of year                          627,000         476,000
Cash and cash equivalents at end of year                               $516,000        $627,000

Noncash financing and investing activities
Equipment and leasehold improvements financed by capital leases            $  -        $400,000

See accompanying notes.

                           Cucos Inc.
               Statements of Shareholders' Equity

                                                    Additional      Retained
                                       Common         Paid-In       Earnings
                                        Stock         Capital       (Deficit)        Total

Balance as of June 30, 1997            $4,746,000       $228,000   $(3,026,000)    $1,948,000
  Net loss for the year                         -              -    (1,064,000)    (1,064,000)
  Conversion of debenture                 500,000      (117,000)             -        383,000
  Common Stock for services                 7,000              -             -          7,000
Balance as of June 28, 1998             5,253,000        111,000    (4,090,000)     1,274,000
  Net loss for the year                         -              -    (3,322,000)    (3,322,000)
Balance as of June 27, 1999            $5,253,000       $111,000   $(7,412,000)   $(2,048,000)

See accompanying notes.



                           Cucos Inc.
                          June 27, 1999

                  Notes to Financial Statements


1.   Significant Accounting Policies

Basis of Presentation: The Company has incurred operating losses of $2,834,000 in 1999 and $278,000 in 1998. In addition, at June
27, 1999, the Company had a net capital deficiency of $2,048,000. These factors indicate there is substantial doubt about the Company's ability to continue as a going concern. The financial
statements  do  not  include  any  adjustments  to  reflect   the
uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going
concern.   The Company has taken steps to refocus its operations,
reverse sales declines and increase restaurant profitability. The Company believes that it has developed a viable plan to address the Company's operating results, and that this plan will enable the Company to continue to meet its obligations through the end of fiscal year 2000. However, considering, among other things, the Company's historical operating losses and the current lack of commitments from third parties to provide short-term or long-term financial resources, there can be no assurance that this plan will have the expected effect on the Company's results of operations and its cash flows in fiscal 2000.

Fiscal Year: The Company uses a 52/53 week year for financial reporting purposes with its fiscal year ending on the Sunday closest to June 30. 1999 and 1998 were 52-week years.

Industry: The Company is a full-service casual dining restaurant chain offering Mexican appetizers, entrees and complementing beverages. At year end, the Company operated 14 restaurants and franchised 4 restaurants.

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

Property and Equipment: Property and equipment is stated on the basis of cost. Depreciation and amortization are computed by the straight-line method over the assets' useful lives or their lease terms, whichever is shorter. Amortization of assets recorded under capital leases is included in depreciation expense. The useful lives of equipment range from 3-10 years, and the useful lives of leasehold improvements are generally 15 years.

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

Advertising  Costs: Advertising costs are expensed  as  incurred.
Advertising expense was $794,000 and $982,000 in 1999 and 1998, respectively.

Franchise Fees and Royalties: The Company sells exclusive rights to develop Cucos restaurants in designated territories (Area Development Agreements), as well as individual franchises for each restaurant. The Area Development Agreements call for a nonrefundable fee paid to the Company in exchange for territorial exclusivity. Franchise development fee revenue from these agreements is deferred and recognized as income on a pro rata basis as restaurants are developed in the designated territory or when the developer forfeits the development rights under the agreement. Franchise fee revenue related to the individual restaurants is recognized as income when all obligations of the Company are substantially fulfilled, which occurs when the franchise restaurant begins operations. Royalty income is based upon a percentage of franchise sales and is recognized as income when earned. Royalties and other receivables are often collateralized by personal guarantees and sometimes by equipment owned by the franchisee.

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

Impairment of Long-Lived Assets: The Company reviews long- lived assets to be held and used in the business for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or a group of assets may not be recoverable. Assets are evaluated for impairment at the operating unit level. The Company considers a history of operating losses to be its primary indicator of potential impairment. An asset is deemed to be impaired if a forecast of undiscounted future operating cash flows directly related to the asset, including disposal value if any, is less than its carrying amount. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying amount of the asset exceeds its fair value. The Company generally estimates fair value by discounting estimated future cash flows. Considerable judgment is necessary to estimate cash flows. Accordingly, it is reasonably possible that actual results could vary significantly from such estimates.

Stock-Based  Compensation: The Company  accounts  for  its  stock compensation  arrangements  under  the  provision  of  Accounting
Principles  Board  No.  25,  Accounting  for  Stock   Issued   to
Employees.

Reclassifications: Certain balances in the prior fiscal year have been reclassified to conform with the presentation in the current fiscal year.

2.   Charges related to closed units and asset impairment.

During  the  third  quarter  of 1999,  the  Company  recorded  an impairment write down of $1,860,000, primarily related to equipment, leasehold improvements, and reacquired franchise rights. One unit which the Company abandoned in the quarter, and three units which the Company intended to operate, but which were considered to be impaired, were consistent with the Company's accounting policy for impairment of long-lived assets, as described in Note 1.

During the fourth quarter of 1999, the Company recorded an additional impairment write-down of $66,000 related to certain leasehold improvements on property subleased to another company.

3.    Debt

Notes  payable  to  commercial lender - fixed  interest
  rate - 11.6% - monthly payments of $55,000                  $3,105,000
Capital  lease  obligations - fixed interest  rates  of
  9.5% to 14.2% monthly payments of $13,000                      412,000
Note  payable  to insurance companies - fixed  interest           75,000
  rate  - 5.4%-6.9% -  collateralized by life insurance
  policies with a total cash surrender value of $53,000
                                                               3,592,000
Less current portion                                             422,000
                                                              $3,170,000

In November 1997, the Company used the proceeds from a loan by a commercial lending company to refinance all of its outstanding notes payable to banks and finance companies, capital lease obligations, and other long-term debt that was outstanding at that time. This loan is part of a pool of loans financed by the lender. A provision of this loan requires the Company to pay additional interest if certain conditions of the loan pool are not met. This provision would require the Company to pay additional interest each month if the loan pool conditions are not met. These monthly payments, if required, may increase the interest costs by a maximum of $400,000 over the life of the loan. During fiscal 1999, the Company paid no additional interest.

In May 1999, the Company and its commercial lender entered into a forbearance agreement whereby the commercial lender agreed to defer the Company's requirement to make required principal and interest payments for May, June and July 1999 until April 2001, and to defer required principal payments for August, September and October 1999 until April 2001. The deferred payments will bear interest at 14.6% until paid.

The Company's debt is collateralized by substantially all of the restaurant equipment and leasehold improvements and other assets and is guaranteed by a Company officer.

Maturities of long-term debt for each of the next five fiscal years are $422,000 in 2000, $641,000 in 2001, $425,000 in 2002,
$386,000  in  2003,  and  $372,000  in  2004.  Interest   expense
approximates interest paid for each of the last two fiscal years.

The carrying amounts reported in the balance sheet for debt approximate fair value, as estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing instruments.

4.   Income Taxes

Significant components of the Company's deferred tax assets and liabilities are as follows:

Deferred tax assets:
  Net operating loss carryforwards                 $1,455,000
  Tax credit carryforwards                            642,000
  Property                                          1,116,000
  Other - net                                          32,000
Total deferred tax assets                           3,245,000
Valuation allowance for deferred tax assets        (3,133,000)
                                                      112,000

Deferred tax liabilities:
  Prepaid and deferred costs                         (112,000)
Net deferred tax assets                             $       -

The following is a reconciliation of income taxes at the federal statutory rate of 34% to income taxes reported in the statements of operations based on loss before income taxes:

                                              June 27, 1999  June 28, 1998

Income tax benefit at the federal statutory
  rate                                         $(1,129,000)     $(364,000)
State taxes, net of federal deductions            (121,000)       (47,000)
Change in valuation allowance                    1,250,000        828,000
Income taxes                                    $        -      $       -

At year end, the Company had net operating loss carryforwards of approximately $3,830,000 and investment and jobs tax credits carryforwards of approximately $642,000. These carryforwards expire beginning in 2000.

The Company has provided a valuation allowance for deferred tax assets, which may not be realized through future taxable income and the reversals of taxable temporary differences. Because of lower than expected revenues and earnings in 1998 management increased the valuation allowance resulting in income tax expense of $107,000.

5.   Leases

The Company leases 17 restaurant facilities and its corporate headquarters under noncancelable operating lease agreements with initial lease terms expiring between 2000 and 2011. The restaurant leases have remaining renewal options, and 14 provide for contingent rentals based on sales performance in excess of specified minimums. Contingent rentals were not material in any year. Some of the leases also have varying escalation clauses based either on fixed dollar increases, a percentage of the previous minimum annual rental, or the consumer price index. Amortization of assets recorded under capital leases is included in depreciation expense.

The Company subleases three restaurant facilities under noncancelable sublease agreements with lease terms expiring from 2005-2012. The Company anticipates that income from these sublease agreements will be sufficient to cover the Company's remaining minimum lease payments.

Future minimum lease and sublease payments were as follows at year end:

                         Operating Leases                 Capital
                 Lease       Sublease         Net          Lease
  2000        $1,632,000     $152,000      $1,080,000    $111,000
  2001         1,176,000      185,000         993,000     111,000
  2002         1,099,000      178,000         921,000     111,000
  2003           891,000      177,000         714,000      57,000
  2004           729,000      177,000         552,000           -
Thereafter     1,658,000      137,000        1,521,000          -
                                                          390,000
                           Less unamortized discount       81,000
                                                         $309,000

Rent  expense  for  real estate on all the  Company's   operating
leases was $1,419,000 in 1999 and $1,594,000 in 1998.

6.   Related Party Transactions

The Company is affiliated with L.B.G., Inc. (LBG), through common ownership. The Company charges LBG for accounting and administrative services based on the gross sales of each company. The amounts reimbursed in 1999 and in 1998 were nominal. At June 27, 1999, LBG owed the Company $69,000 on a Note for past purchases of food, restaurant supplies, rent and services. The Note bears interest at prime plus 2% and is due in monthly installments of $1,314. In addition, L.B.G. owed the Company $3,404 at year end for miscellaneous items. All sums due the Company by L.B.G. were current as of June 27, 1999.

The Company owns a 31.0% interest in LaMexiCo, L.L.C. (LaMexiCo), a limited liability company, that operates a franchised Cucos in Metairie, Louisiana. The Company also manages the restaurant for LaMexiCo, and receives 4% of net sales as compensation. There was no undistributed income from LaMexiCo included in the Company's retained earnings at June 27, 1999. The restaurant opened under the development rights previously owned by LBG. LBG currently owns 25.3% of LaMexiCo. At year end, LaMexiCo owed the Company $7,000, which is paid current, for management fees, royalties and other expenses.

The   following  summarizes  the  Company's   relationships  with
LaMexiCo.
                                            1999      1998
  Royalties received                      $62,000    $58,000
  Management fees received                $78,000    $77,000
  Receivable outstanding at year end      $ 7,000    $32,000
  Equity in earnings                      $24,000    $33,000

LaMexiCo   summarized  financial  information   (based   on   the
investee's fiscal year ending April of each year) is as follows:

                                        1999         1998
    Balance Sheet:
    Total liabilities                 $359,000     $259,000
    Members' equity                    656,000      696,000
    Total assets                    $1,015,000     $955,000

    Statement of income:
    Revenues                        $2,220,000   $2,202,000
    Net income                         $56,000     $133,000

The Company leases the land, building and improvements for one Company-owned restaurant from a director. The primary term of the lease is 15 years and expires in 2000 with an option to renew for 15 years. The Company paid rent of $129,000 in 1999 and $127,000 in 1998.

The Company has agreements with Brothers Video, Inc., an affiliated company, to supply video poker machines in nine Cucos restaurants located in Louisiana. The term of each agreement is 10 years. The Company has the option to renew each contract for two additional years.

Under the agreements the Company shares in the gross device revenues less state franchise fees and receives 70% of the net receipts. The Chairman and Chief Executive Officer of the Company is the sole stockholder of Brothers Video, Inc. At June 27, 1999, the Company had a current accounts receivable from Brothers Video, Inc. of $42,000 for video poker revenues earned. The Company's share of video poker revenues, included in sales of food and beverages, was 3.1% of sales of food and beverages in 1999 and 1998, respectively.

7.   Stock Options

The Company's 1993 Incentive Stock Option Plan (Option Plan) has authorized the grant of options to directors and management personnel for up to 509,000 shares of the Company's common stock. The option price of each incentive stock option granted may not be less than 100% of the fair market value of the Common Stock at date of grant. Additionally, the Company may award nonqualified stock options under the Option Plan at an exercise price of not less than the fair market value of the Common Stock at the date of grant. All options granted have 10-year terms and vest and become exercisable in four equal annual installments beginning one year after the grant date.

The following table summarizes options outstanding for 1999 and 1998.

                                             1999                        1998
                                                  Weighted                     Weighted
                                                  Average                      Average
                                                  Exercise                     Exercise
                                     Shares        Price        Shares          Price

Outstanding at beginning of year    444,200        $1.33       370,000          $1.40
Granted                              43,500        $0.67        81,700          $1.04
Forfeited                           (85,000        $1.34        (7,500)         $1.51
Outstanding at end of year          402,700        $1.26       444,200          $1.33
Exercisable at end of year          311,800                    249,000
Exercise Price                                $.72-$1.94                 $1.1 8-$1.94

The weighted average remaining contractual life of the options outstanding at June 27, 1999 is 7.7 years. The weighted average fair value of options granted during 1999 and 1998 were $.59 and $1.00 per share, respectively.

Pro forma information regarding net income and earnings per share is required by FASB Statement 123, Accounting for Stock Based
Compensation,  which  also  requires  that  the  information   be
determined as if the Company has accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999 and 1998, respectively: risk-free interest rates of 6.1% and 6.3%; no dividends; volatility factors of the expected market price of the Company's common stock of
 .60 and .54; and a weighted-average expected life of the options of 5 years.

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

                                                       1999           1998

    Pro forma net loss                             $(3,397,000)   $(1,089,000)
    Pro forma loss per share - basic and diluted     $ (1.28)        $ (.47)


8.   Per Share Amounts

Basic loss per share amounts are based on the weighted average number of shares of common stock outstanding. Diluted per share amounts give effect to securities (stock options) outstanding, if any. Stock options were anti-dilutive in 1999 and 1998.

9.   Franchise Operations

In addition to its company-owned restaurants, the Company had four franchised restaurants in operation at the end of 1999. During 1999 no franchised restaurants opened and one franchised restaurants closed. During 1998 no franchised restaurant opened and two closed.

10.  Shareholders' Rights Agreement

In 1989, the Company declared a distribution of rights to purchase the Company's common stock at a rate of one right for each outstanding share of the Company's common stock. The rights were issued in February 1990. The rights are not exercisable until 10 days following the occurrence of one of the following events: (1) acquisition by a group or person of 15% or more of the Company's common stock, or (2) an announcement by a potential acquirer of a tender or exchange offer that would result in the ownership of 15% or more of the Company's common stock. Once exercisable, unless redeemed earlier by the Company, each right entitles the holder to buy $12 worth of shares of the Company's common stock for an exercise price of $6. The Company may redeem the rights at $.01 per right at any time until 10 days after 15% or more of the Company's common stock is acquired by a person or group. The rights will expire on December 31, 1999.

11.  Defined Contribution Plan

The Company sponsors a defined contribution savings plan which is available to substantially all employees. Eligible employees may contribute up to 20% of their compensation. The Company contributes an additional amount to the plan equal to 15% of employee contributions up to 5% of compensation. Company contributions were $13,000 and $15,000 in 1999 and 1998, respectively.

12.  Contingencies

On November 23, 1998, the Company filed a lawsuit against Elie V. Khoury, a Cucos' franchisee and former employee and officer of the Company, to enforce non-competition agreements and other agreements involving a prohibition against the hiring of Company employees. The petition, entitled, "Cucos, Inc. Vs. Elie V. Khoury", being Civil Action No. 532-296 on the docket of the 24th Judicial District court for the Parish of Jefferson, State of Louisiana, sought a permanent injunction and damages from the defendant. On December 7, 1998, Khoury filed an Answer and Reconventional Demand, alleging that because of the Company's interference with his, "choice of vocation" he had incurred damages, injury and loss, as well as future damages, for which he prayed for unspecified damages from the Company. A judgment was entered by the court on February 9, 1999, in favor of Khoury and against the Company, dismissing the Company's claims against Khoury. The Judgment did not address Khoury's Reconventional Demand for damages. This matter is now on appeal to the Fifth Circuit Court of Appeal, State of Louisiana, No. 99-CA-714. The Company believes that the Reconventional Demand is without legal merit.

A contractor built a restaurant for a franchisee and affiliated company, L.B.G., Inc. The contractor was not paid by L.B.G., Inc. and the contractor has sued the Company for $65,000. The Company believes the claim against it is without merit and that it will prevail in this matter.

On April 11, 1990, a franchisee filed a complaint against the Company and certain of its officers alleging breach of contract and misrepresentation and seeks damages in excess of $1.6 million. There has been no activity in this litigation for more than eight years except for a discovery request filed in January, 1997, which avoided a dismissal of the litigation for non-prosecution. The Registrant believes the claims are without merit and the likelihood of a loss is remote.

The Company has various other lawsuits arising from its normal operations for which the Company carries appropriate levels of insurance. It is the opinion of management that the outcome of these matters will not have a material adverse effect on the Company's financial position or results of operations.


        Report of Ernst & Young LLP, Independent Auditors


The Board of Directors and Shareholders
Cucos Inc.


We have audited the accompanying balance sheet of Cucos Inc. as of June 27, 1999, and the related statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended June 27, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cucos Inc. at June 27, 1999, and the results of its operations and its cash flows for each of the two years in the period ended June 27, 1999, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, the Company's recurring losses from operations and net capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                    Ernst & Young LLP

New Orleans, Louisiana
September 22, 1999




Item 8.   Changes  in  and   Disagreements  with  Accountants  on
          Accounting and Financial Disclosure.

          None.



                            PART III

Item 9.   Directors,  Executive Officers, Promoters  and  Control
          Persons;  Compliance with Section 16(a) of the Exchange
          Act of the Registrant.

           Reference is made to the information concerning the directors of the Registrant and the nominees for re-election as directors appearing under the caption "Election of Directors" in the 1999 Proxy Statement. Such information is incorporated herein by reference to the Registrants 1999 Proxy Statement to be filed with the Securities and Exchange Commission in October 1999.

           Reference is made to the information concerning the executive officers of the Registrant who are not directors appearing under the caption "Executive Officers of the Company" in the 1999 Proxy Statement. Such information is incorporated herein by reference to the Registrant's 1999 Proxy Statement to be filed with the Securities and Exchange Commission in October 1999.

            Reference is made to the information concerning compliance with Section 16(a) of the Exchange Act appearing under the caption "Section 16A, Beneficial Ownership's Reporting Compliance" in the 1999 Proxy Statement. Such information is incorporated herein by reference to the Registrant's 1999 Proxy Statement to be filed with the Securities and Exchange Commission on October 1999.

Item 10.  Executive Compensation.

            Reference is made to the information concerning remuneration of directors and executive officers of the Registrant appearing under the captions "Additional Information-Executive Compensation," "Additional Information-Stock Option Grants During Fiscal 1998," "Additional Information-Aggregated Stock Option Exercises and Fiscal Year-Ended Option Values," and "Additional Information-Compensation of Directors," in the 1999 Proxy Statement. Such information is incorporated herein by reference to the Registrant's 1999 Proxy Statement to be filed with the Securities and Exchange Commission in October 1999.

Item  11.   Security Ownership of Certain Beneficial  Owners  and
            Management.

            Reference is made to the information concerning beneficial ownership of the Registrant's Common Stock, which is the only class of the Registrant's voting securities, appearing under the captions "Beneficial Ownership" and "Election of Directors" in the 1999 Proxy Statement. Such information is incorporated herein by reference to the Registrant's 1999 Proxy Statement to be filed with the Securities and Exchange Commission in October 1999.

Item 12.  Certain Relationships and Related Transactions.

           Reference is made to the information regarding certain relationships and transactions between the Registrant and its directors, nominees for re-election as directors of the Registrant, its executive officers, beneficial owners of 5% or more of its Common Stock and any member of the immediate family of any of the foregoing persons, appearing under the caption "Additional Information-Certain Relationships and Related Transactions" in the 1999 Proxy Statement. Such information is incorporated herein by reference to the Registrant's 1999 Proxy Statement to be filed with the Securities and Exchange Commission in October 1999.

Item 13.  Exhibits and Reports on Form 8-K.

          EXHIBITS

           The  following  exhibits are filed  with  this  Annual
Report or are incorporated herein by reference:

Exhibit                              Title
Number
 1 2        -  Joint Agreement of Merger, dated February 23,
               1983, of Cu-Co's of Biloxi, Inc.

 1 3-A      -  Copy of Articles of Incorporation of the
               Registrant.

 1 3-A-1    -  Copy of Amendment to Articles of Incorporation of
               the Registrant.

 1 3-A-2    -  Copy of Amendment to Articles of Incorporation of
               the Registrant.

 1 3-A-3    -  Copy of Amendment to Articles of Incorporation of
               the Registrant.

 1 3-B      -  Copy of By-Laws of the Registrant.

 2 3-B-1    -  Copy of Amendment to By-Laws of Registrant.

 9 3-B-2    -  Amended and Restated By-Laws of the Registrant.

 3 4-A      -  Rights Agreement, dated as of February 5, 1990,
               between the Registrant and Commercial National
               Bank in Shreveport.

 3 4-B      -  Letter, dated February 26, 1991, from Whitney
               National Bank to the Registrant confirming the change of Rights Agent from Commercial National
               Bank in Shreveport to Whitney National Bank.

 3 4-C      -  Assignment of Rights Agreement, dated August 30,
               1993, among Whitney National Bank, Boatmen's
               National Bank and the Registrant with respect to the change of Rights Agent from Whitney National
               Bank to Boatmen's National Bank.

 11 4-D     -  Copy of Mortgage and Security Agreement dated
               April 25, 1994, with First National Bank of
               Commerce for $450,000.

 11 4-E     -  Copy of Promissory Note dated October 27, 1994,
               with First National Bank of Commerce for
               $200,000.

 11 4-F     -  Copy of Promissory Note dated October 27, 1994,
               with First National Bank of Commerce for
               $250,000.

 11 4-G     -  Copy of Promissory Note dated October 27, 1994,
               with First National Bank of Commerce for
               $500,000.

 10 4-H     -  Note Purchase Agreement dated July 28, 1995
               (with Exhibits).

 10 4-I     -  Amendment No. 1 to Rights Agreement dated March
               12, 1991.

 12 4-J     -  Assignment of Rights Agreement dated June 2,
               1997, among Boatmans National Bank, ChaseMellon
               Shareholder Services, L.L.C. and the Registrant with respect to the change of Rights Agent to ChaseMellon Shareholder Services, L.L.C.

 13 4-K     -  Assignment of Rights Agreement dated September
               21, 1998, among ChaseMellon shareholder Services,
               L.L.C., Registrar and Transfer Company and the
               Registrant with respect to the change of Rights
               Agent to Registrar and Transfer Company.

 1 10-A     -  Copy of Registrant's  1983 Stock Option Plan.

 1 10-B     -  Copy of letter agreement between the Registrant
               and certain stockholders of the Registrant relating to piggyback registration rights.

 4 10-C     -  Amendment No. 1 to 1983 Stock Option Plan of
               Cucos Inc.

 5 10-D     -  Amendment No. 2 to 1983 Stock Option Plan of
               Cucos Inc.

 5 10-E     -  Amendment No. 3 to 1983 Stock Option Plan of
               Cucos Inc.

 6 10-F     -  Amendment No. 4 to 1983 Stock Option Plan of
               Cucos Inc.

 7 10-G     -  Amendment No. 5 to 1983 Stock Option Plan of
               Cucos Inc.

 5 10-H     -  Form of Incentive Stock Option Agreement for 1983
               Stock Option Plan.

 5 10-I     -  Form of Non-Qualified (Employee) Stock Option
               Agreement for 1983 Stock Option Plan.

 5 10-J     -  Form of Non-Qualified (Director) Stock Option
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

13   Filed as an exhibit to Form 10-KSB dated September 29, 1998.

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


                                CUCOS INC.


Date:  October 15, 1999          By: /s/ Vincent J. Liuzza, Jr.
                                     Vincent J. Liuzza, Jr.
                                     Chairman of the Board and
                                     Chief Executive Officer


          In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of October 15, 1999.



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

 (10)  4-H  -  Note Purchase Agreement dated July 28, 1995
               (with Exhibits).

 (10)  4-I  -  Amendment No. 1 to Rights Agreement dated March
               12, 1991.

 (12)  4-J  -  Assignment of Rights Agreement dated June 2,
               1998, among Boatman's National Bank, ChaseMellon Shareholder Services, L.L.C. and the Registrant with respect to the change of Rights Agent to ChaseMellon Shareholders Services, L.L.C.

 (13)  4-K  -  Assignment of Rights Agreement dated September
               21, 1998, among ChaseMellon shareholder
               Services, L.L.C., Registrar and Transfer Company and the Registrant with respect to the change of Rights Agent to Registrar and Transfer Company.

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

(13) Filed as an exhibit to Form 10-KSB dated September 29, 1998.