Form 10-K405/A
period 1999-06-27
CUCOS INC
filed 1999-10-26
CIK 731724

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                         FORM 10-KSB/A-1


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

Commission file number 0-12701

                           CUCOS INC.
      (Exact name of Small Business Issuer in its charter)

                 Louisiana                      72-0915435
      (State or other jurisdiction of        (I.R.S. Employer
      incorporation or organization)        Identification No.)

      110 Veterans Blvd., Suite 222,               70005
            Metairie, Louisiana
      (Address of principal executive           (Zip Code)
                 offices)

           Issuer's telephone number:  (504) 835-0306

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

      Aggregate market value (based on the average bid and asked prices in the over the-counter market) of the voting stock held by non-affiliates of the Registrant as of October 11, 1999:
approximately $1,823,046.27.

     Number of shares outstanding of each of the Issuer's Classes of common stock as of October 11, 1999: 2,651,730 shares of Common Stock, no par value.


      The  Registrant hereby amends its Form 10-KSB filed October
22,  1999, to provide the information in Part III (Items 9 -  12)
below.


                            PART III

Item 9.   Directors,  Executive Officers, Promoters  and  Control
          Persons;  Compliance with Section 16(a) of the Exchange
          Act of the Registrant.

      The following table lists the current directors of the Company. Information concerning the principal occupations of the directors, and other directorships which they hold in certain public companies, is set forth in the following table. The term of all directors will expire at the Company's 1999 Annual Meeting. The nominees for election as director at the Company's 1999 Annual Meeting have not been determined as of this date.

          Current Directors         Age      Director
                                              Since

          Frank J. Ferrara, Jr.     46      Dec. 1995
          Thomas J. Grace           58      Oct. 1983
          David M. Liuzza           52      Jan. 1995
          Vincent J. Liuzza, Jr.    58      Mar. 1981
          Sidney C. Pulitzer        65      Oct. 1983
          Miguel Uria               61      Dec. 1983
          V. M. Wheeler III         41      Oct. 1998

      The following paragraphs identify the principal occupations of the directors. Except as otherwise indicated, each director has served for at least five years in the position shown. Information is also given as to directorships held by such persons in other companies which are publicly held and are subject to certain requirements for filing reports with the Securities and Exchange Commission.

      Since 1982, Mr. Ferrara has served as managing partner of Ferrara & Ferrara, a law firm located in Baton Rouge, Louisiana.

      Mr. Grace has been Secretary of the Company since 1983 and was General Counsel of the Company from 1992 to 1998. Mr. Grace also served as City Attorney for the City of Harahan, from 1988 to January, 1992, and was an instructor of Law at Loyola University Law School in New Orleans, Louisiana, from August, 1990, to May, 1991. Mr. Grace was a partner in the law firm of Courtenay, Forstall, Grace & Hebert, New Orleans, Louisiana, from 1972 to May, 1989. Mr. Grace is a mediator with the firm of Mediation Arbitration Professional Systems, Inc., formerly United States Arbitration & Mediation, Gulf South, Inc., in Metairie, Louisiana.

     Mr. David M. Liuzza is a founder of the Company and has been a Director since January, 1995. For the last five years, Mr. Liuzza has served as President or in other positions for L.B.G., Inc., an affiliate of the Company formerly known as Sizzler Family Steak Houses of Southern Louisiana, Inc. and as Chairman of LaMexiCo, L.L.C., a franchisee of the Company, since 1994. Mr. Liuzza is the brother of Vincent J. Liuzza, Jr.

      Mr. Vincent J. Liuzza, Jr., President of the Company, has also been Chairman of the Board of Directors of the Company since its inception in 1981. Mr. Liuzza is also a founder of L.B.G., Inc., an affiliate of the Company, and has served as its Chairman or in other positions since 1969. Mr. Liuzza is the Chairman, President and sole stockholder of Brothers video, a company which has entered into several agreements with Cucos Inc. to supply video poker machines in Cucos' restaurants located in Louisiana. Mr. Liuzza is also the President of LaMexiCo, L.L.C., a Louisiana limited liability company that operates a franchised Cucos restaurant in Metairie, Louisiana.

      Since 1984, Mr. Pulitzer had been Chairman of the Board of Wemco Inc., New Orleans, Louisiana, a manufacturer of men's neckwear and sportswear, after serving for more than five years as its President until it was sold in December, 1997. During the past three years, he has also served as President and then as Chairman of the World Trade Center in New Orleans, Louisiana, and as a Director of North Star Insurance.

      Mr. Uria has been President of ORO Financial, a registered broker/dealer in New Orleans, Louisiana, since January, 1988.

     V. M. Wheeler III has been a Director since October 1, 1998. Since July 1999, he has been the Managing Member of, and an attorney with, V. M. Wheeler III, L.L.C. in New Orleans, Louisiana. From 1995 through July 1999, Mr. Wheeler was a partner of Kendrick & Wheeler, L.L.P., a law firm located in New Orleans, Louisiana. From 1994 to 1997, he was Vice President of Cain Brothers & Company, Inc., an investment banking firm.

Executive Officers of the Company

     The following table lists certain information about the sole executive officer of the Company who is not a director of the Company. In addition to the person listed below, Mr. Vincent J. Liuzza, Jr., the Chairman of the Board of Directors of the Company, serves as the President of the Company, and Thomas J. Grace, a director of the Company, serves as Secretary. Information concerning Messrs. Liuzza, Jr. and Grace is set above. Information concerning the business experience of the executive officer named in the table below follows the table.

     Name                Age   Officer               Officer Since
     Daniel L. Earles     52   Executive Vice          June 1998
                               President-Operations

      Mr.  Earles joined the Company as Executive Vice President-
Operations  on June 15, 1998.  From August 1994 - February  1998,
Mr. Earles was the owner/operator of DLE Management, Inc., a restaurant management company.


Section 16(a) Beneficial Ownership Reporting Compliance

      Section  16(a)  of  the Securities  Exchange  Act  of  1934
requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, i.e., the Company's Common Stock ("10% Shareholders"), to file reports of ownership and reports of changes in ownership of such securities with the Securities and Exchange Commission (the "SEC"). Executive officers, directors and 10% Shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it and written representations from certain reporting persons that no other reports were required for those persons, the Company believes that during the period from June 28, 1998, to June 27, 1999, all of its officers, directors and 10% Shareholders complied with all applicable Section 16(a) filing requirements.

Item 10.  Executive Compensation.

      The following table shows cash compensation for services rendered in all capacities to the Company during the fiscal years June 29, 1997, and June 28, 1998, for the President and for the only other executive officers of the Company whose total annual salary and bonus exceeded $100,000 for the fiscal year ended June 27, 1999.

                                                                        Long Term Compensation
                                Annual                               Awards                    Payouts
                             Compensation
                                                         Other       Restricted
Name and               Fiscal                          Compensa-        Stock     Options/    LTIP         All Other
Principal Position     Year     Salary      Bonus       tion(2)        Awards      SARS      Payouts    Compensation(3)

Vincent J.Liuzza, Jr.  1999    $190,000       -             -             -           -         -           $11,104
President              1998    $190,000       -             -             -           -         -            $6,717
                       1997    $180,354      $645           -             -           -         -            $5,898

Daniel L. Earles,      1999    $150,000       -             -             -           -         -                 -
Exec. Vice President

Elias Daher            1999     $92,308    $15,308          -             -           -         -              $487
Regional Vice
President (4)

_____________

(1) Includes amounts deferred under a retirement plan maintained under the provisions of Section 401(k) of the Internal Revenue Code in which employees of the Company are eligible to participate. Does not include matching contributions made by the Company, all of which are set forth in the column "All Other Compensation".

(2) The Company provides certain employees, including executive officers, with automobiles and provides complimentary meals to executive officers and directors. The value of these benefits is not included in the amounts reported in the table. The Company has determined that perquisites and other personal benefits with respect to any individual named in the preceding table would in no event have exceeded 10% of the compensation reported in such table for such person.

(3) Amounts set forth (A) matching contributions made under the retirement plan referenced in footnote (1) to this table as follows: Mr. Liuzza - $572 - 1999, $617 - 1998, - $544 -
     1997; Mr. Daher $487 - 1999; and (B) the dollar value of term life and disability insurance premiums paid by the Company as follows: Mr. Liuzza - $10,532 - 1999, $6,100 - 1998, - $5,354 - 1997.

(4) Mr. Daher left the employ of the Company on October 18, 1999.

Stock Option Grants During Fiscal 1999

      The Company did not grant any stock options or stock appreciation rights to Mr. Vincent J. Liuzza, Jr. during Fiscal 1999. The Company granted options for 12,500 shares at $.92 per share to Mr. Elias Daher during Fiscal 1999, following his becoming Regional Vice President.

Aggregated  Stock  Option Exercises and Fiscal Year-Ended  Option
Values

      The following table sets forth information concerning stock options which were exercisable during Fiscal 1999 by Messrs. Vincent J. Liuzza, Jr., Daniel L. Earles, and Elias Daher and the total number and value of unexercised options held by each such person at June 27, 1999, separately identifying unexercisable and exercisable options at June 27, 1999. No stock appreciation rights have ever been granted to any of the named executive officers.

                                                      Number of Shares
                                                         Underlying          Value of
                                                        Unexercised       Unexercised In-
                            Shares                       Options at     The-Money Options
                           Acquired                    June 27, 1999     at June 27, 1999
Name                          on           Value        Exercisable/       Exercisable/
Name                       Exercise       Realized     Unexercisable      Unexercisable

Vincent J. Liuzza, Jr.         0             $0           60,000/0           $0/$0
Daniel L. Earles               0             $0           47,500/0           $0/$0
Elias Daher                    0             $0           12,500/12,500      $0/$0

Compensation of Directors

     Directors of the Company are not paid fees for attendance at meetings of the Board of Directors or any other cash compensation for serving as directors. Under the 1993 Stock Option Plan, the non-employee directors of the Company shall receive stock options to purchase shares of Common Stock in an amount to be determined by the Board of Directors.


Item  11.   Security Ownership of Certain Beneficial  Owners  and
Management.

      The following table sets forth information, as of October 22, 1999, concerning (a) the only shareholders known by the Company to own beneficially more than 5% of the Common Stock of the Company, which is the only class of voting securities outstanding, (b) each of the executive officers named in the Summary Compensation table and (c) the beneficial ownership of Common Stock by all directors and officers of the Company as a group.

     Beneficial Owner(s)               Amount Beneficially    Percent of
     and Address                              Owned (1)        Class (1)

     Vincent J. Liuzza, Jr. (2)(3)         477,100 shares      17.4%
     Frank J. Ferrara (4)                  401,188 shares      15.0%
     Robert J. Monroe (5)                  241,730 shares       9.1%
     Mr. & Mrs. Gerald E. Siefken (6)      224,000 shares       8.5%
     Raymond D. Schoenbaum (7)             210,500 shares       7.9%
     Elie V. Khoury (8)                    198,195 shares       7.5%
     Daniel L. Earles (9)                   47,500 shares       1.8%
     Elias Daher (10)                       25,000 shares       0.9%
     All directors and officers as
     a group (9 persons) (11)            1,212,512 shares      40.9%

(1) Unless otherwise noted, the shares are owned of record by the beneficial owners shown with sole voting and investment power, except for the community property interest, if any, of the shareholder's spouse. The table includes shares which are subject to stock options exercisable within 60 days of September 24, 1999.

(2)  Address:  110 Veterans Blvd., Suite 222, Metairie, Louisiana
     70005.

(3) Includes 60,000 shares subject to options exercisable by Mr. Vincent Liuzza, Jr. and 25,000 shares subject to options exercisable by Mr. Liuzza's wife, Glenda T. Liuzza, as to which she possesses sole voting and investment power. Mr. Liuzza, Jr. disclaims any beneficial ownership of shares issuable pursuant to Mrs. Liuzza's options.

(4)  Address:   P. O. Box 159, Walker, Louisiana 70785.  Includes
     25,000 shares subject to options exercisable by Mr. Ferrara.

(5) Address: 228 St. Charles Avenue, Suite 1402, New Orleans, Louisiana 70130. Includes 241,730 shares that are beneficially owned by Mr. Robert J. Monroe as Executor of the Estate of J. Edgar Monroe as to which he has sole voting and investment power. The information about the Estate's ownership is based on a written confirmation made by Mr. Monroe on behalf of the Estate of J. Edgar Monroe.

(6) Address: 40 Killdeer Street, New Orleans, Louisiana 70124. Includes 1,000 shares owned of record by Mr. Siefken as to which he exercises sole voting and investment power, 67,600 shares owned of record by Mrs. Siefken, as to which she exercises sole voting and investment power, 15,000 shares owned of record by a trust for the benefit of Mr. Siefken's daughter, as to which he exercises sole voting and investment power in his capacity as trustee of the trust, and 74,000 shares owned of record by Mr. & Mrs. Siefken jointly with shared voting and investment power. Mr. Siefken is also the beneficial owner of 66,400 shares which he holds as custodian for four of his children as to which he exercises sole voting and investment power. Mr. Siefken disclaims any beneficial interest in the shares owned of record by his wife. The above information is based upon filings made by Mr. & Mrs. Siefken with the Securities and Exchange Commission.

(7) Address: 1480 Terrell Mill Road, Suite 1100, Marietta, Georgia 30067-6050. Mr. Schoenbaum's actual percentage ownership is 6.8%. His ownership includes 180,500 shares as to which he exercises sole voting and investment power, 10,000 shares beneficially owned as custodian for the accounts of Brian D. Schoenbaum and Marc S. Schoenbaum (his children) and 20,000 shares indirectly beneficially owned by Mr. Schoenbaum as controlling shareholder, Director, Chairman and Secretary of Innovative Restaurant Concepts. Mr. Schoenbaum disclaims beneficial ownership of all 20,000 shares of Cucos Common Stock held of record by Innovative Restaurant Concepts. The above information is based upon filings made by Mr. Schoenbaum with the Securities and Exchange Commission.

(8)  Address:   46  English  Turn Drive, New  Orleans,  Louisiana
     70131. Mr. Khoury owns all of these shares jointly with his wife, Jolie Khoury.

(9)  Address:   4408  Pike  Drive,  Metairie,  Louisiana   70003.
     Includes 47,500 shares subject to options exercisable by Mr.
     Earles.

(10) Address:   3640  Lake  Aspen Drive East,  Gretna,  Louisiana
     70056.    Includes   25,000  shares   subject   to   options
     exercisable by Mr. Daher.

(11) Includes 317,500 shares subject to options.

     Vincent J. Liuzza, Jr., the Succession of Vincent J. Liuzza, Sr., and David M. Liuzza have pledged an aggregate of 193,384 additional shares of Common Stock of the Company owned by them individually to secure loans extended to L.B.G., Inc. (formerly known as Sizzler Family Steak Houses of Southern Louisiana, Inc.) ("L.B.G"), an affiliate of the Company, for general business purposes. Under the terms of each of the notes evidencing the loans, the lenders may foreclose on its pledge if L.B.G. fails to make timely payments on the loans.

Item 12.  Certain Relationships and Related Transactions.

     L.B.G., Inc. ("L.B.G.") is a management company owned by (i)
Vincent J. Liuzza, Jr., the Chairman, a principal shareholder and a director of the Company, and (ii) David M. Liuzza, a director of the Company.

      At June 27, 1999, L.B.G. owed the Company $65,583 on a Note for past purchases of food, restaurant supplies, rent and services. The Note bears interest at prime plus 2% and is due in monthly installments of $1,314. In addition, L.B.G. owed the Company $3,404 at year end for miscellaneous items. All sums due the Company by L.B.G. were current as of June 27, 1999.

      The Company owns a 32% interest in LaMexiCo, L.L.C. ("LaMexiCo"), a Louisiana limited liability company that operates a franchised Cucos restaurant at 3000 Veterans Boulevard in Metairie, Louisiana. The Company also manages the restaurant for LaMexiCo and receives 4.0% of net sales plus out-of-pocket expenses as compensation. The restaurant opened under the development rights previously owned by L.B.G. which owns 26.1% of LaMexiCo. Mr. Thomas J. Grace (a director and the Secretary of the Company), Mrs. Vincent J. Liuzza, Sr. (a part owner of L.B.G.), Mr. Miguel Uria (a director of the Company), and certain unaffiliated investors own the balance of LaMexiCo. The Company received $62,346 in royalties and $76,652 in management fee revenue from LaMexiCo during Fiscal 1999. At June 27, 1999, LaMexiCo owed the Company $7,258, which is paid current, for management fees, royalties and other expenses.

      The Company leases land, building and improvements on which a Company-owned restaurant in New Orleans, Louisiana, is located from Sidney C. Pulitzer, a director of the Company. The lease has a primary term of fifteen years which expires on October 31, 2000, and contains an option to renew for an additional fifteen-year period. The Company paid $128,536 in rent to Mr. Pulitzer during Fiscal 1999.

      The Company has entered into several agreements with Brothers Video, Inc. pursuant to which Brothers Video supplies video poker machines in nine Cucos restaurants located in Louisiana, five of which were terminated on June 30, 1999, due to the election by the voters in these parishes to terminate gambling. The term of an agreement is 10 years. The Company has the option to renew each contract for one additional two-year period. Under the agreements, the Company shares in the gross device revenues less state licensing fees and receives 65% of the net receipts during the first two years of the term and 70% thereafter. Vincent J. Liuzza, Jr., the Chairman, President and a director of the Company, is the sole stockholder of Brothers Video. At June 27, 1999, the Company had a receivable from Brothers Video of $50,041, which is paid current, for video poker revenues earned. The Company's share of video poker revenues earned was 3.12% of sales of food and beverages in fiscal year 1999.

      As described above, the Company believes that the terms of the transactions described above are all on terms that are not less favorable to the Company than those that could be negotiated with an independent third party.


SIGNATURE



            In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                CUCOS INC.


Date:  October 25, 1999         By:  /s/ Vincent J. Liuzza, Jr.
                                     Vincent J. Liuzza, Jr.
                                     Chairman of the Board and
                                     Chief Executive Officer



          In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of October 25, 1999.



/s/ Sidney C. Pulitzer             /s/ Thomas J. Grace
Sidney C. Pulitzer, Director       Thomas J. Grace, Director and
                                   Secretary



/s/ Miguel Uria                    /s/ David M. Liuzza, Director
Miguel Uria, Director              David M. Liuzza, Director



/s/ V. M. Wheeler III              /s/ Frank J. Ferrara, Jr.
V. M. Wheeler III, Director        Frank J. Ferrara, Jr., Director



/s/ Vincent J. Liuzza, Jr.
Vincent J. Liuzza, Jr.
Chairman of the Board of
Directors and Chief
Executive Officer