Form 10QSB
period 1999-10-19
CUCOS INC
filed 1999-12-01
CIK 731724

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB

(Mark One)
[x]  Quarterly Report under Section 13 or 15 (d) of the
     Securities Exchange Act of 1934

For the quarterly period ended October 17, 1999.

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

Yes [ X ]      No [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
2,651,730 shares of common stock, no par value, as of December 1, 1999.

Transitional Small Business Disclosure Format (check one):

Yes [   ] No [ X ]


Part I--Financial Information
ITEM I.  FINANCIAL STATEMENTS

                           CUCOS INC.
                          BALANCE SHEET

                                                              Oct. 17, 1999
                                                                UNAUDITED
Assets
Current Assets
     Cash and Cash Equivalents                                   $376,020
     Receivables:
       Trade, Less Allowance for Doubtful Accounts                231,650
       Due from Affiliates                                         61,068
                                                                  292,718
     Inventories                                                  198,926
     Prepaid Expenses                                             130,330
     Other Current Assets                                         128,408
       TOTAL CURRENT ASSETS                                     1,126,402

Property, Equipment and Other
     Equipment                                                  2,526,250
     Leasehold Improvements                                     3,526,558
                                                                6,052,808
     Less Accumulated Depreciation and Amortization and
          Impairment Reserves                                   3,729,910
                                                                2,322,898

Due from Affiliates                                                53,589
Investment in LaMexiCo, LLC                                       242,163
Deferred Costs Less Accumulated Amortization                      246,379
Other Assets                                                      243,798
     TOTAL ASSETS                                              $4,235,229

Liabilities and Shareholders' Equity
Current Liabilities
     Trade Accounts Payable                                    $1,795,367
     Accrued Expenses                                             568,767
     Accrued Payroll                                              174,681
     Current Portion of Long-Term Debt                            219,975
     Long-term Debt in Default                                  3,105,030
       TOTAL CURRENT LIABILITIES                                5,863,820

Long-Term Debt, Less Current Portion                              290,228
Deferred Revenue                                                  277,998

Net Capital Deficiency
     Preferred Stock, No Par Value - 1,000,000 Shares
       Authorized, None Issued or Outstanding                           -
     Common Stock, No Par Value - 20,000,000 Shares
       Authorized, 2,651,730 Shares Issued and Outstanding      5,252,774
     Additional Paid-in Capital                                   110,788
     Retained Earnings (Deficit)                               (7,560,379)
NET CAPITAL DEFICIENCY                                         (2,196,817)
TOTAL LIABILITIES AND NET CAPITAL DEFICIENCY                   $4,235,229

See Notes to Financial Statements


Part I--Financial Information
[CAPTION]

                           CUCOS INC.
                    STATEMENTS OF OPERATIONS
                            UNAUDITED

                                                                16 Weeks          16 Weeks
                                                                  Ended            Ended
                                                             Oct. 17, 1999    Oct. 18, 1998
Restaurant Operations
 Sales of Food and Beverages                                   $5,399,329       $6,313,367
 Restaurant Expenses:
   Cost of Sales                                                1,505,151        1,792,358
   Restaurant Labor and Benefits                                2,002,657        2,242,371
   Other Operating Expenses                                       946,624        1,315,372
   Occupancy Costs                                                547,760          717,177
   Preopening Costs                                                                 43,620
                                                                        -
     Total Restaurant Expenses                                  5,002,192        6,110,898
Income from Restaurant Operations                                 397,137          202,469

Royalties and Franchise Revenues, Net of Expenses
   of $445 and $1,246                                              49,383           42,473
Commissary and Other Income                                        32,574           37,488
                                                                  479,094          282,430

Operations Supervision Expenses                                   197,893          267,442
Corporate Expenses                                                350,214          439,246
Charges Related to Closed Units and Asset Impairment              (72,968)               0
Operating Income (Loss)                                             3,955         (424,258)

Interest Expense                                                  151,336          151,873
Loss Before Income Taxes                                         (147,381)        (576,131)
Income Taxes                                                            0                0
Net Loss                                                       $ (147,381)       $(576,131)

Weighted Average Shares of Common Shares and Common
 Share Equivalents Outstanding - Basic and Diluted              2,651,730        2,306,000

Net (Loss) Per Share - Basic and Diluted                          ($0.06)          ($0.25)

See Notes to Financial Statements


Part I--Financial Information
[CAPTION]

                           CUCOS INC.
                    STATEMENTS OF CASH FLOWS
                            UNAUDITED


                                                               16 Weeks            16 Weeks
                                                                 Ended               Ended
                                                             Oct. 17, 1999       Oct. 18, 1998

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES             $(96,310)            $72,188

INVESTING ACTIVITIES
 Sale of Property and Equipment                                   25,000                   0
 Purchases of Property and Equipment                             (44,389)            (62,958)

NET CASH USED IN INVESTING ACTIVITIES                            (19,389)            (62,958)

FINANCING ACTIVITIES
 Proceeds from Borrowings                                              -              74,364
 Principal Payments on Borrowings                                (24,691)           (129,270)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES              (24,691)            (54,906)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (140,390)            (45,676)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 516,410             626,653

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $376,020            $580,977

NON CASH FINANCING AND INVESTING ACTIVITIES:
 Property and equipment acquired through a capital lease         $48,349        $          -

See Notes to Financial Statements


                           CUCOS INC.

NOTES TO FINANCIAL STATEMENTS  (UNAUDITED)

1. The Company: Cucos Inc. (the "Company") owns and franchises Mexican restaurants under the name "Cucos". At October 17, 1999, twelve Company-owned restaurants and five franchised restaurants were in operation. At the end of the Comparable Quarter, there were fifteen company-owned and five franchised restaurants in operation.

2. Fiscal Year: The Company uses a 52/53 week year for financial reporting purposes with the Company's fiscal year ending on the Sunday closest to June 30 of each year.
     Fiscal 2000 will end on July 2, 2000, and will consist of one sixteen-week quarter ending October 17, 1999, and two twelve-week quarters ending January 9, 2000, and April 2, 2000, and one thirteen-week quarter ending July 2, 2000. Fiscal 2000 will have a 53 week year, while fiscal year 1999 was a 52 week year.

3. The accompanying unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements have been omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the Company's Annual Report for the fiscal year ended June 27, 1999. In the opinion of management, these financial statements contain all normal recurring adjustments necessary to fairly present the financial results for the sixteen weeks ended October 17, 1999. Operating results for the period shown are not necessarily indicative of the operating results expected for the full fiscal year ending July 2, 2000.

4.   Per  share amounts are based on the weighted average  number
     of   shares  of  common  stock  and  dilutive  common  stock
     equivalents outstanding.

5. The Company has a credit facility with a commercial lending institution. This credit facility consists of a term loan to be repaid in monthly payments through December 2007, and is secured by restaurant operating properties. In May 1999, the Company and its commercial lender entered into a forbearance agreement whereby the commercial lender agreed to defer the Company's requirement to make required principal and interest payments for May, June and July 1999 until April 2001, and to defer required principal payments for August, September and October 1999 until April 2001. The deferred payments will bear interest at 14.6% until paid. The Company did not make its required interest payment on October 1, 1999, nor did it make its required principal and interest payment on November 1, 1999, and is therefore in default on its credit facility. Under the terms of the credit facility, the amount outstanding, $3,105,000 at October 17, 1999, begins to bear interest at 14.6%, is immediately due, and the lender may take possession of the assets pledged as collateral, which represent substantially all of the assets of the Company. The Company is attempting to negotiate a waiver of the credit facility default, and obtain additional payment deferrals in fiscal year 2000. There can be no assurances that the Company will be able to obtain a waiver or additional deferrals.

6. Because of the Company's recurring losses from operations, its net capital deficiency, and its default on its credit facility, there is substantial doubt about the Company's ability to continue as a going concern. The Company has taken steps to refocus its operations, reverse sales declines and increase restaurant profitability. However, considering, among other things, the Company's historical operating losses and the current lack of commitments from third parties to provide short-term or long-term financial resources, there can be no assurance that this action will have the expected effect on the Company's results of operations and its cash flows in fiscal 2000.

7. On November 23, 1998, the Company filed a lawsuit against Elie V. Khoury, a Cucos franchisee and former employee and
     officer   of   the   Company,  to  enforce   non-competition
     agreements and other agreements involving a prohibition against the hiring of Company employees. The petition, entitled, "Cucos, Inc. Vs. Elie V. Khoury", being Civil Action No. 532-296 on the docket of the 24th Judicial District court for the Parish of Jefferson, State of Louisiana, sought a permanent injunction and damages from the defendant. On December 7, 1998, Mr. Khoury filed an Answer and Reconventional Demand, alleging that because of the Company's interference with his, "choice of vocation" he had incurred damages, injury and loss, as well as future damages, for which he prayed for unspecified damages from the Company. A judgment was entered by the court on February
     9, 1999, in favor of Mr. Khoury and against the Company, dismissing the Company's claims against Mr. Khoury. The Judgment did not address Mr. Khoury's Reconventional Demand for damages. This matter is now on appeal to the Fifth Circuit Court of Appeal, State of Louisiana, No. 99-CA-714. The Company believes that the resolution of the Reconventional Demand will not have a material adverse effect on the Company's financial position or results of operations.

     A contractor built a restaurant for a franchisee and affiliated company, L.B.G., Inc. The contractor was not paid by L.B.G. Inc. and the contractor has sued the Company for $65,000. The Company believes it will prevail in this matter.

     On April 11, 1990, a franchisee filed a complaint against the Company and certain of its officers alleging breach of contract and misrepresentation and seeks damages in excess of $1.6 million. There has been no activity in this litigation for more than eight years except for a discovery request filed in January, 1997, which avoided a dismissal of the litigation for non-prosecution. The Company believes it will prevail in this matter.

     The Company has various other lawsuits arising from its normal operations for which the Company carries appropriate levels of insurance. It is the opinion of management that the outcome of these matters will not have a material adverse effect on the Company's financial position or results of operations.

8. Certain reclassifications of previously reported amounts have been made to conform to current classifications.


              ITEM 2.  MANAGEMENT'S DISCUSSION AND
    ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Sales of Food and Beverage for the sixteen weeks ended October 17, 1999 (the "Current Quarter") decreased $914,038 (14.5%) to $5,399,329 from $6,313,367 for the sixteen weeks ended October 18, 1998 (the "Comparable Quarter"). This decline is due primarily to thirteen restaurants operating in the Current Quarter, compared to fifteen restaurants in operation during the Comparable Quarter. Sales in the restaurants open throughout both periods ("existing restaurants") declined 6.9%. Guest counts in the existing restaurants declined 13.2% in the Current Quarter compared to the Comparable Quarter. In addition, video poker revenues declined 14.5% in the Current Quarter compared to the Comparable Quarter. This decline was due to the ban on video poker devices in five parishes in which the Company operates in Louisiana. The ban became effective June 30, 1999.

Two company-owned restaurants were closed during the Current Quarter -- Birmingham, Alabama, on July 18, 1999, and Montgomery, Alabama, on October 16, 1999. Certain of the assets and the leasehold interests from both restaurants were sold for $75,000 to former employees who are operating the locations as franchisees of the Company. There were twelve company-owned restaurants at the end of the Current Quarter.

Restaurant Expenses in the Current Quarter decreased $1,108,706 (18.1%) to $5,002,192 from $6,110,898 in the Comparable Quarter. Restaurant Expenses in the existing restaurants decreased 8% in the Current Quarter compared to the Comparable Quarter. During the Comparable Quarter, programs were instituted to improve the guest experience and added substantially to restaurant expenses. These programs included non-recurring expenditures related to advertising and promotional activities. In addition, several restaurants experienced closures due to Hurricane Georges in the Comparable Quarter.

A summary of the components of restaurant expenses are:

                                           Current    Comparable
     Description                           Quarter      Quarter

     Cost of Sales                          27.88%       28.39%
     Restaurant Labor and Benefits          37.09        35.52
     Other Operating Expenses               17.53        20.83
     Occupancy Costs                        10.14        11.36
     Preopening Costs                        0.00         0.69
     Total Restaurant Expenses              92.64%       96.79%

Net Royalties and Franchise Revenues increased $6,910 (16.3%) to $49,383 in the Current Quarter, compared to $42,473 in the Comparable Quarter. During the Current Quarter, the franchised restaurant in Des Moines, Iowa closed, and two company-owned restaurants were converted to franchises. The foregoing, combined with the closure of the franchised restaurant in Boynton Beach, Florida during the Third Quarter of Fiscal Year 1999, resulted in five franchise restaurants open at the end of the Current and Comparable Quarters.

Operations Expenses declined $69,549 (26.1%) to $197,893 in the Current Quarter from $267,442 in the Comparable Quarter. The decrease in expenses is primarily the result of reduced costs associated with supervision management and restaurant management training labor and benefits.

Corporate Expenses decreased $89,032 (20.3%) to $350,214 in the Current Quarter, compared to $439,246 in the Comparable Quarter. This decline is attributable to reductions of personnel in the marketing, construction, accounting and legal departments and other cost reduction actions.

Charges Related to Closed Units recorded income during the Current Quarter of $72,968. Settlements negotiated with landlords to release the Company of its obligations for two underperforming closed units resulted in forgiveness of accrued expenses for those units. Additionally, the Company recorded a gain on the sale of the Montgomery, Alabama, assets of $25,000 in the Current Quarter.

Interest Expense was virtually unchanged with $151,336 in the Current Quarter, compared to $151,873 in the Comparable Quarter.

LIQUIDITY AND CAPITAL RESOURCES

During the Current Quarter, the Company's operating activities used $96,310 in cash, compared to the Comparable Quarter, when operated activities provided $72,188 in cash. In the Company's recent history, despite its net losses, the Company's operating activities have provided cash flow, in large part because of the Company's ability to extend its trade accounts payable terms. During the Current Quarter, however, the Company reduced its trade accounts payable by $367,000. This reduction in trade accounts payable was partially offset by a $200,000 advance of royalties and management fees from a franchisee. Presently, the Company has no commitments from third parties to provide short-term borrowings.

Net cash used by investing activities was $19,389 in the Current Quarter compared to $62,598 in the Comparable Quarter. During the Current Quarter, the Company received a down payment of $25,000 from the sale of leasehold improvements and equipment of the Montgomery restaurant, which was franchised in October 1999. An additional payment of $50,000 is due from the franchisee in January 2000. The Company currently has no plans for expansion, but may consider new locations as they become available and if appropriate financing is available. Presently, the Company has no commitments from third parties to provide financing for expansion.

Net cash used in financing activities was $24,691 in the Current Quarter and included principal payments on capital leases. The Company has a credit facility with a commercial lending institution. This credit facility consists of a term loan to be repaid in monthly payments through December 2007, and is secured by the restaurant operating properties. In May 1999, the Company and its commercial lender entered into a forbearance agreement whereby the commercial lender agreed to defer the Company's requirement to make required principal and interest payments for May, June and July 1999 until April 2001, and to defer required principal payments for August, September and October 1999 until April 2001. The deferred payments will bear interest at 14.6%
until paid. The Company did not make its required interest payment on October 1, 1999, nor did it make its required principal and interest payment on November 1, 1999, and is therefore in default on its credit facility. Under the terms of the credit facility, the amount outstanding, $3,105,000 at October 17, 1999 begins to bear interest at 14.6%, is immediately due, and the lender may take possession of the assets pledged as collateral, which represent substantially all of the assets of the Company. The Company is attempting to negotiate a waiver of the credit facility default, and obtain additional payment deferrals in fiscal year 2000. There can be no assurances that the Company will be able to obtain a waiver or additional deferrals.

Because of the Company's recurring losses from operations, its net capital deficiency, and its default on its credit facility, there is substantial doubt about the Company's ability to continue as a going concern. The Company has taken steps to refocus its operations, reverse sales declines and increase
restaurant  profitability.  However,  considering,  among   other
things, the Company's historical operating losses and the current lack of commitments from third parties to provide short-term or long-term financial resources, there can be no assurance that this action will have the expected effect on the Company's results of operations and its cash flows in fiscal 2000.

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

The Company has completed an assessment and will have to modify or replace hardware and software so that certain of its computer systems, primarily its general ledger and accounting packages, will function properly with respect to dates in the year 2000 and thereafter. In 1998, the Company replaced substantially all of its restaurant point of sales systems and believes these new systems do not have any year 2000 issues. The total Year 2000 project cost is estimated at approximately $50,000 all of which had been incurred at October 17, 1999. These costs were primarily for the purchase of new software and hardware that will be capitalized. The Company financed these costs through a capital lease. Not included in this amount are any costs to remedy Year 2000 non-compliance of the Company's telephone systems, which the Company became aware of during the Current
Quarter. The Company is in the process of assessing the impact, remedies and contingency plans associated with this non-compliance.

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

ITEM 2.   CHANGES IN SECURITIES.

          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

          The Company has a credit facility with a commercial lending institution. This credit facility consists of a term loan to be repaid in monthly payments through December 2007, and is secured by the restaurant operating properties. In May 1999, the Company and its commercial lender entered into a forbearance agreement whereby the commercial lender agreed to defer the Company's requirement to make required principal and interest payments for May, June and July 1999 until April 2001, and to defer required principal payments for August, September and October 1999 until April 2001. The deferred payments will bear interest at 14.6% until paid. The Company did not make its required interest payment on October 1, 1999, nor did it make its required principal and interest payment on November 1, 1999 and December 1, 1999 and is therefore in default on its credit facility. $139,500 of principal and interest payments are in arrears at December 1, 1999. Under the terms of the credit facility, the entire amount outstanding, $3,105,000 at October 17, 1999 begins to bear interest at 14.6%, is immediately due, and the lender may take possession of the assets pledged as collateral, which represent substantially all of the assets of the Company. The Company is attempting to negotiate a waiver of the credit facility default, and obtain additional payment deferrals in fiscal year 2000. There can be no assurances that the Company will be able to obtain a waiver or additional deferrals.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          There were no matters submitted to a vote of stockholders during the period covered by this report. However, effective on Friday, November 5, 1999, the holders of a majority of the Company's outstanding common stock, acting by written consent, removed six members of the board of directors, and elected a new group of directors. The new board is composed of Frank
          J. Ferrara, Jr. (Chairman and the sole continuing director), James W. Osborn, Joseph S. Feth, Lee W. Randall, Elias Daher and Thomas L. McCormick.

          The first action of the new board was to replace the management team of Vincent J. Liuzza, Jr., Glenda Liuzza, Margaret Liuzza, Thomas J. Grace, and Daniel L. Earles with a new senior management team composed of James Osborn and Elias Daher. Jim Osborn has more than 30 years of experience as an executive in the family restaurant industry, including his service as Vice President of Operations of Cucos from 1987 to 1989. Elias Daher has 15 years of experience in restaurant operations, serving most recently as Regional Vice President of Operations of Cucos from September, 1998, through October, 1999, and as Vice President of
          Operations of Cucos since November, 1999. It is expected that the cost savings resulting from the change in executives will be approximately $230,000 annually.

          The new board unanimously redeemed the Company's "dead hand" shareholder rights plan (or "poison pill") that was put in place by the prior board.

          New management immediately had to face extremely serious challenges. The Company had failed to make its last two required payments under its long-term credit facility. Payments to landlords and vendors were in arrears. The Company was unable to raise additional capital or credit because of certain contracts between the Company and the Liuzza family members and their affiliated companies. The contracts between the Company and the Liuzza group hinder a sale of the Company. Accordingly, the board determined that it was necessary to the continued viability of the Company to enter into a contract with Vincent J. Liuzza, Jr., Glenda Liuzza, the Liuzza-related companies and the previous directors of the Company to rescind certain contracts and to settle all differences between them. The Company is now engaged in comprehensive settlement discussions with these parties. The outcome of those discussions may be affected by actions of third parties over which the Company has no control. Moreover, there can be no assurance that these discussions will be successful or that, if successful, the discussions will be resolved in time to permit the Company to be revitalized.

          If the Company is able to achieve a comprehensive settlement agreement with the Liuzza parties, the Company intends to raise additional capital, in the short term, and to actively seek a merger partner in the longer term.

ITEM 5.   OTHER INFORMATION.

          None


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          a.   Exhibits.
               27 - Financial Data Schedule

          b.   Reports on Form 8-K.

               Filed 8-K with Securities and Exchange Commission on November 12, 1999.


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


                              CUCOS INC.
                              (Registrant)


                              James W. Osborn


Date:  December 1, 1999    By:/s/
                              James W. Osborn, President and
                              Chief Executive Officer