Form 10QSB
period 2000-01-09
CUCOS INC
filed 2000-02-24
CIK 731724

SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549

                             FORM 10-QSB

(Mark One)
[x] 	Quarterly Report under Section 13 or 15 (d) of the Securities
        Exchange Act of 1934

For the quarterly period ended January 9, 2000.

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

Yes [X]         No [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,651,730 shares of common stock, no par value, as of February 14, 2000.

Transitional Small Business Disclosure Format (check one):

Yes [   ]   No [ X ]

Part I--Financial Information
ITEM I.  FINANCIAL STATEMENTS

                             CUCOS INC.
                            BALANCE SHEET
                                                              Jan. 9, 2000
                                                                UNAUDITED
Assets
Current Assets
     Cash and Cash Equivalents                                   $249,377
     Receivables:
          Trade, Less Allowance for Doubtful Accounts              67,087
          Due from Affiliates                                      95,915
                                                                  163,002
     Inventories                                                  173,166
     Prepaid Expenses                                             184,015
     Other Current Assets                                         131,900
          TOTAL CURRENT ASSETS                                    901,460

Property, Equipment and Other
     Equipment                                                  2,498,311
     Leasehold Improvements                                     3,537,303
                                                                6,035,614
     Less Accumulated Depreciation and Amortization
          and Impairment Reserves                               3,810,283
                                                                2,225,331

Due from Affiliates                                                     0
Investment in LaMexiCo, LLC                                             0
Deferred Costs Less Accumulated amortization of $82,784           239,391
Other Assets                                                      239,983
          TOTAL ASSETS                                         $3,606,165

Liabilities and Shareholders' Equity
Current Liabilities
     Trade Accounts Payable                                    $1,653,971
     Accrued Expenses                                             536,505
     Accrued Payroll                                              150,119
     Current Portion of Long-Term Debt                            436,799
          TOTAL CURRENT LIABILITIES                             2,777,394

Long-Term Debt, Less Current Portion                            3,081,546
Deferred Revenue                                                  255,063

Net Capital Deficiency
     Preferred Stock, No Par Value - 1,000,000 Shares
          Authorized, 300,000 Issued and Outstanding              300,000
     Common Stock, No Par Value - 20,000,000 Shares
          Authorized, 2,651,730 Shares Issued and Outstanding   5,252,774
     Additional Paid-in Capital                                   110,788
     Retained Earnings (Deficit)                               (8,171,400)
NET CAPITAL DEFICIENCY                                         (2,507,838)
TOTAL LIABILITIES AND NET CAPITAL DEFICIENCY                   $3,606,165

See Notes to Financial Statements

Part I--Financial Information
                              CUCOS INC.
                      STATEMENTS OF OPERATIONS
                              UNAUDITED


                                        12 Weeks    12 Weeks    28 Weeks    28 Weeks
                                         Ended       Ended       Ended       Ended
                                      Jan.9,2000  Jan.10,1999  Jan.9,2000  Jan.10,1999


Restaurant Operations
<s  >
  Sales of Food and Beverages         $3,426,786  $4,631,370  $8,826,116  	$10,944,737
  Restaurant Expenses:
    Cost of Sales                        929,205   1,319,367   2,434,356     3,111,725
    Restaurant Labor and Benefits       ,286,954   1,657,729   3,289,612     3,900,100
    Other Operating Expenses             499,304     956,741   1,445,928	     ,272,113
    Occupancy Costs                      371,924     528,465     919,684     1,245,642
    Preopening Costs                           0      10,905           0        54,525
      Total Restaurant Expenses        3,087,387   4,473,207   8,089,580   	10,584,105
Income From Restaurant Operations        339,399     158,163     736,536       360,632

Royalties and Franchise Revenues,
  Net of Expenses Of $322 and $595        22,851      31,012      72,234        73,485
Commissary and Other Income               16,370      28,515      48,943        66,003
                                         378,620     217,690     857,713       500,120

Operations Supervision Expenses          155,924     152,293     353,817       419,735
Corporate Expenses                       318,655     394,926     668,869       834,172
Charges Related to Former
  Management Settlement                  374,052           0     374,052             0
Charges Related to Closed Units
  and Asset Impairment                     1,350           0     (71,619)            0
Operating Income (Loss)                 (471,361)   (329,529)   (467,406)     (753,787)

Interest Expense                         139,661     110,641     290,997       262,514
Loss Before Income Taxes                (611,022)   (440,170)   (758,403)   (1,016,301)
Income Taxes                                   0         668           0           668
Net Loss                               $(611,022)  $(440,838)  $(758,403)  $(1,016,969)

Weighted Average Shares of Common
  Stock - Basic and Diluted            2,651,730   2,651,730   2,651,730     2,651,730


Net Loss Per Share - Basic
  and Diluted                            (0.23)      (0.17)       (0.29)       (0.38)

See Notes to Financial Statements

Part I--Financial Information
                                    CUCOS INC.
                             STATEMENTS OF CASH FLOWS
                                    UNAUDITED


                                                         28 Weeks      28 Weeks
                                                          Ended         Ended
                                                        Jan.9,2000    Jan.10,1999

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      $(412,617)     $266,878

INVESTING ACTIVITIES
     Proceeds from Sale of Fixed Assets                     27,100         1,752
     Purchase of Property and Equipment                    (59,937)     (113,029)

NET CASH USED IN INVESTING ACTIVITIES                      (32,837)     (111,277)

FINANCING ACTIVITIES
     Proceeds from Sale of Preferred Stock                 300,000             0
     Change in Short Term Debt Payable to Banks                  0      (100,000)
     Principal Payments on Borrowings                     (121,579)     (220,249)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        178,421      (320,249)

INCREASE (DECREASE) IN CASH AND CASH  EQUIVALENTS         (267,033)     (164,648)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           516,410        626,653

CASH AND CASH EQUIVALENTS AT END OF PERIOD                $249,377       $462,005

NON CASH FINANCING AND INVESTING ACTIVITIES
     Property and Equipment Acquired Through a
          Capital Lease                                    $48,349            $ -

See Notes to Financial Statements
Reclassifications have been made to conform to current classifications.

CUCOS INC.

NOTES TO FINANCIAL STATEMENTS  (UNAUDITED)

1.	The Company:  Cucos Inc. (the "Company") owns and franchises Mexican restaurants under the name "Cucos". At January 9, 2000, twelve Company-owned restaurants and five franchised restaurants were in operation. At the end of the Comparable Quarter, there were fifteen company-owned and five franchised restaurants in operation.

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

3.	The accompanying unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements have been omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the Company's Annual Report for the fiscal year ended June 27, 1999. In the opinion of management, these financial statements contain all normal recurring adjustments necessary to fairly present the financial results for the twenty-eight weeks ended January 9, 2000. Operating results for the period shown are not necessarily indicative of the operating results expected for the full fiscal year ending July 2, 2000.

4.	Per share amounts are based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding.

5.	The Company has a credit facility with a commercial lending institution.
This credit facility consists of a term loan to be repaid in monthly payments through December 2007, and is secured by restaurant operating properties. In
May 1999, the Company and its commercial lender entered into a forbearance agreement whereby the commercial lender agreed to defer the Company's requirement to make required principal and interest payments for May, June and July 1999 until April 2001, and to defer required principal payments for August, September and October 1999 until April 2001. The deferred payments will bear interest at 14.6% until paid. As of the date hereof, the lender has agreed that the Company will be permitted to make interest only payments on a month-to-month basis, contingent upon the Company making good faith efforts to sell the Company or its assets. The Company is attempting to negotiate additional payment deferrals in fiscal year 2000. There can be no assurances that the Company will be able to obtain additional deferrals.

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

7.	On February 3, 2000, the Company dismissed its appeal of the judgment rendered in the case of "Cucos, Inc. Vs. Elie V. Khoury", being Civil Action No. 532-296 on the docket of the 24th Judicial District court for the Parish of Jefferson, State of Louisiana. Mr. Elie V. Khoury dismissed his reconventional demand against the Company. The Company and Mr. Khoury entered into an agreement of full settlement and release with respect to the matters involved in the lawsuit.

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND
ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Sales of Food and Beverage for the twelve weeks ended January 9, 2000 (the "Current Quarter") decreased $1,204,584 (26.01%) to $3,426,786 from $4,631,370 for the twelve weeks ended January 10, 1999 (the "Comparable Quarter").
Sales of Food and Beverage for the First Half ended January 9, 2000 ("Current First Half") decreased $2,118,621 (19.4%) to $8,826,116 from $10,944,737 for the First Half ended January 10, 1999 (the "Comparable First Half"). This decline is due primarily to twelve restaurants operating in the Current Quarter and First Half compared to fifteen restaurants in operation during the Comparable Quarter and Comparable First Half. Sales in the restaurants open throughout both Quarters ("existing restaurants") declined 14.3%. Guest counts in the existing restaurants declined 17.4% in the Current Quarter compared to the Comparable Quarter. In addition, video poker revenues declined 60.4% to $57,063 in the Current Quarter compared to $144,223 in the Comparable Quarter. This reduction was due to the ban on video poker devices in five parishes in which the Company operates in Louisiana. The ban became effective June 30, 1999.

Two company-owned restaurants were closed during the First Quarter of the Current Fiscal Year -- Birmingham, Alabama, on July 18, 1999, and Montgomery, Alabama, on October 16, 1999. Both restaurants were sold to former employees who are operating the locations as franchisees of the Company.
The Company owned restaurant in Meridian, Mississippi, closed during the Third Quarter of Fiscal Year 1999.

Restaurant Expenses in the Current Quarter and the Current First Half decreased $1,385,820 (31%) to $3,087,387 from $4,473,207 and $2,494,525 (23.6%) to
$8,089,580 from $10,584,105, respectively. Restaurant Expenses in the existing restaurants open throughout both Quarters decreased 16.9% in the Current Quarter compared to the Comparable Quarter.

A summary of the components of restaurant expenses are:

                                      Current     Comparable
     Description                      Quarter      Quarter

     Cost of Sales                     27.12%       28.49%
     Restaurant Labor and Benefits     37.56        35.79
     Other Operating Expenses          14.57        20.66
     Occupancy Costs                   10.85        11.41
     Preopening Costs                   0.00         0.24
     Total Restaurant Expenses         90.10%       96.59%

Income from Restaurant Operations increased to $339,399 in the Current Quarter from $158,163 in the Comparable Quarter -- a net improvement of $181,236 (114.6%). Income from restaurants open throughout both periods increased $52,469 (17.6%). Income from Restaurant Operations for the Current First
Half increased $375,904 (104.2%) to $736,536 compared to $360,632 during the Comparable First Half.

Net Royalties and Franchise Revenues decreased $8,161 (26.3%) to $22,851 in the Current Quarter compared to $31,012 in the Comparable Quarter. Net Royalties and Franchise Revenues decreased $1,251 (1.7%) to $72,234 from $73,485 for the Current and Comparable First Halves, respectively. The decrease in royalty revenue in the Current Quarter is primarily due to the closed franchised restaurants in Des Moines, Iowa, and Boynton Beach, Florida, which were open a full quarter in the Comparable Quarter. The Royalty
Revenue from the two franchised restaurants opened in the First Quarter of Fiscal 2000 were considerably less than the Revenue from the established, now closed restaurants.

Commissary and Other Income declined $12,145 (42.6%) to $16,370 in the Current Quarter compared to $28,515 in the Comparable Quarter, and declined $17,060 (25.9%) to $48,943 in the Current First Half from $66,003 in the Comparable First Half. The decrease is primarily due to a reduction in management fee income associated with a franchised restaurant, and to reduced internal sales of items carried by the Commissary.

Operations Expenses increased $3,631 (2.4%) to $155,924 in the Current Quarter from $152,293 in the Comparable Quarter. The increase in expenses is primarily the result of an increase in the allowance for bad debt provision offset by reduced costs associated with management training labor and benefits and supervisory expenses. Operation Expenses in the Current First Half declined $65,918 (15.7%) to $352,817 from $419,735 in the Comparable First Half due to reduced training and supervisory costs.

Corporate Expenses decreased $76,271 (19.3%) to $318,655 in the Current Quarter compared to $394,926 in the Comparable Quarter. This decline is attributable to reductions of personnel in the marketing, construction, accounting, and legal departments and other cost reduction actions. Corporate Expenses decreased $165,303 (19.8%) to $668,869 in the Current First Half from
$834,172 in the Comparable First Half.

The Company recorded a one-time expense of $374,052 in the Current Quarter in connection with the settlement with the former Board and its Chairman and CEO. This expense includes amounts attributable to the transfer of the Company's interest in a franchisee to Vincent J. Liuzza, Jr. and the Company's forgiveness of debts owed to the Company by Mr. Liuzza and his affiliates.
The Company believes that the settlement was in the best interests of the Company and its shareholders because, among other things, the settlement will eliminate substantial operating costs that historically were paid to Mr. Liuzza, his family and associates.

Charges Related to Closed Units during the Current Quarter were $1,350. There were no charges in the Comparable Quarter. Charges Related to Closed Units decreased $71,619 in the Current First Half versus the Comparable First Half due to the settlements management has negotiated with landlords that resulted in forgiveness of accrued expenses for those units. In addition, the Company recorded a gain on the sale of the Montgomery, Alabama, assets during the Current First Half.

As a result of the above factors, the Operating Loss in the Current Quarter increased $141,832 (43%) to $471,361 versus $329,529 in the Comparable Quarter. The Operating Loss in the Current First Half decreased $286,381 (38%) to a loss of $467,406 from $753,787 in the Comparable First Half.

Interest Expense increased $29,020 (26.2%) to $139,661 in the Current Quarter compared to $110,641 in the Comparable Quarter. The increase is due to additional interest (enhancement charges) on the credit facility which will be discussed in detail in Part II. Interest increased $28,483 (10.9%) to $290,997 in the Current First Half from $262,514 in the Comparable First Half.

The Net Loss for the Current Quarter increased $170,184 (38.6%) to a loss of $611,022 versus a net loss in the Comparable Quarter of $440,838. The Net Loss for the Current First Half decreased $258,566 (25.4%) to a loss of $758,403 from a loss of $1,016,969 in the Comparable First Half.

LIQUIDITY AND CAPITAL RESOURCES

During the Current First Half, the Company's operating activities used $412,617 compared to the Comparable First Half, when operating activities provided $266,878. The Company reduced trade accounts payable by $508,000 partially funded by a $200,000 advance payment of royalties from a franchisee. During the Comparable First Half, the Company received $350,000 in advance payment of royalties and management fees from a franchisee and advance video poker receipts from a video poker vendor.

Cash used by Investing activities was $32,837 in the Current First Half compared to cash used of $111,277 in the Comparable First Half. The Company received $25,000 from the sale of leasehold improvements and equipment of the Montgomery, Alabama, restaurant, which was franchised in October, 1999. Additional payments aggregating $50,000 are due from the franchisee in February, March, April and May, 2000.

Cash provided by Financing activities was $178,421 in the Current First Half compared to cash used of $320,249 in the Comparable First Half. The Company received $300,000 from the sale of preferred stock during the Current Quarter. Payments included principal payments on capital leases as well as current and back installments on the credit facility with a commercial lending institution. This credit facility consists of a term loan to be repaid in monthly payments through December, 2007, and is secured by the restaurant operating properties. In May, 1999, the Company and its commercial lender entered into a forbearance agreement whereby the commercial lender agreed to defer the Company's required principal and interest payments for May, June, and July, 1999, until April, 2001, and to defer the required principal payments for August, September, and October, 1999, until April, 2001. The deferred payments will bear interest at 14.6% until paid. The Company did not make its required interest payments on October 1, 1999, nor did it make its required principal and interest payments on November 1, 1999, and was therefore in default on its credit facility. However, on January 8, 2000, the Company made payments that resulted in a month-to-month forbearance agreement based upon the progress made in selling or merging the Company.

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

	On February 3, 2000, the Company dismissed its appeal of the judgment rendered in the case of "Cucos, Inc. Vs. Elie V. Khoury", being Civil
Action No. 532-296 on the docket of the 24th Judicial District court for the Parish of Jefferson, State of Louisiana. Mr. Elie V. Khoury dismissed his reconventional demand against the Company. The Company and Mr. Khoury entered into an agreement of full settlement and release with respect to the matters involved in the lawsuit.

ITEM 2.	CHANGES IN SECURITIES.

	As of the date hereof, the Company has issued 400,000 shares of Series A Convertible Preferred Stock. These preferred shares, if they are not converted into Common Stock, will have a $400,000 preference in any liquidation of the Company before any amounts would be paid to the holders of common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

	The Company has a credit facility with a commercial lending institution. This credit facility consists of a term loan to be repaid in monthly payments through December 2007, and is secured by the restaurant operating properties. In May 1999, the Company and its commercial lender entered into a forbearance agreement whereby the commercial lender agreed to defer the Company's requirement to make required principal and interest payments for May, June and July 1999 until April 2001, and to defer required principal payments for August, September and October 1999 until April 2001. The deferred payments will bear interest at 14.6% until paid. . As of the date hereof, the lender has agreed that the Company will be permitted to make interest payments only on a month-to-month basis, contingent upon the Company making good faith efforts to sell the Company or its assets. The Company is attempting to negotiate additional payment deferrals in fiscal year 2000. There can be no assurances that the Company will be able to obtain additional deferrals.

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
  	   		27 - Financial Data Schedule

   		b. Reports on Form 8-K.

       	Current Report on Form 8-K filed November 12, 1999.


                     INDEX TO EXHIBITS


		The following exhibits are filed with this Quarterly Report or is incorporated herein by reference:

     Exhibit Number,                 Title

          27                 Financial Data Schedule





                               CUCOS INC.

                               SIGNATURE


		Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               CUCOS INC.
                               (Registrant)


                               James W. Osborn


Date:  February 23, 2000       By:
                                  James W. Osborn, President and
                                   Chief Executive Officer