Form 10QSB
period 2000-04-02
CUCOS INC
filed 2000-05-17
CIK 731724

SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549

FORM 10-QSB

(Mark One)
[x]	Quarterly Report under Section 13 or 15 (d) of the
    Securities Exchange Act of 1934

For the quarterly period ended April 2, 2000.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
2,663,605 shares of common stock, no par value, as of May 5, 2000.

Transitional Small Business Disclosure Format (check one):

Yes [   ]	No [ X ]


Part I--Financial Information
ITEM I.  FINANCIAL STATEMENTS

                              CUCOS INC.
                            BALANCE SHEET

                                                          	April 2, 2000
                                                             	UNAUDITED
Assets
Current Assets
	Cash and Cash Equivalents	                                     $288,964
	Receivables:
		Trade, Less Allowance for Doubtful Accounts                   	171,666
		Due from Affiliates	                                                 0
                                                                	171,666
	Inventories	                                                    171,517
	Prepaid Expenses	                                               223,768
	Other Current Assets	                                             3,968
		TOTAL CURRENT ASSETS	                                          859,883

Property, Equipment and Other
	Equipment	                                                    2,512,234
	Leasehold Improvements	                                       3,553,926
                                                              	6,066,160
	Less Accumulated Depreciation and
		Amortization and Impairment Reserves	                        3,923,777
		                                                            	2,142,383

Trade Receiables, Less Allowance, Less Current Portion           205,840
Deferred Costs Less Accumulated Amortization
	of $89,772	                                                     232,402
Other Assets                                                    	 74,423
	TOTAL ASSETS                                                	$3,514,931

Liabilities and Shareholders' Equity
Current Liabilities
 Notes Payable to Banks                                         $100,000
	Trade Accounts Payable                                      	 1,447,440
	Accrued Expenses	                                               532,379
	Accrued Payroll                                                	145,351
	Current Portion of Long-Term Debt                              	352,272
		TOTAL CURRENT LIABILITIES	                                   2,577,442

Long-Term Debt, Less Current Portion	                          3,058,433
Deferred Revenue                                                	212,423

Net Capital Deficiency
	Convertible Preferred Stock, No Par Value - 1,000,000
		Shares Authorized, 400,000 Issued and Outstanding             	400,000
	Common Stock, No Par Value - 20,000,000 Shares
		Authorized, 2,663,605 Shares Issued and Outstanding	         5,264,649
	Additional Paid-in Capital                                     	110,788
	Retained Earnings (Deficit)	                                 (8,108,804)
NET CAPITAL DEFICIENCY	                                       (2,333,367)
TOTAL LIABILITIES AND NET CAPITAL DEFICIENCY	                 $3,514,931

See Notes to Financial Statements


Part I--Financial Information

                              CUCOS INC.
                       STATEMENTS OF OPERATIONS
                              UNAUDITED

                                             12 Weeks      12 Weeks       40 Weeks       40 Weeks
                                              Ended         Ended          Ended          Ended
                                            Apr.2,2000    Apr.5,1999     Apr.2,2000     Apr.4,1999

Restaurant Operations
	Sales of Food and Beverages	               $3,467,536	   $4,594,403	   $12,293,652	   $15,539,140
	Restaurant Expenses:
		Cost of Sales	                               916,056	    1,255,569	     3,350,412	     4,367,294
		Restaurant Labor and Benefits	             1,293,376    	1,653,556	     4,582,988	     5,553,656
		Other Operating Expenses	                    419,708	      744,826	     1,865,637	     3,016,938
		Occupancy Costs	                             387,233	      543,782	     1,306,917	     1,789,424
		Preopening Costs	                                  0	            0             	0	        54,525
			Total Restaurant Expenses	                3,016,373	    4,197,733	    11,105,954	    14,781,837
Income from Restaurant Operations	             451,163      	396,670	     1,187,698	       757,303

Royalties and Franchise Revenues, Net
  of Expenses of $322 and $356                  24,591	       28,430	        96,826	       101,915
Commissary and Other Income	                    (4,689)	      22,985         44,254 	       88,988
                                              	471,065	      448,085      1,328,778   	    948,206

Operations Supervision Expenses	                75,009	      229,369	       428,826	       649,104
Corporate Expenses	                            250,773	      598,526       	919,641	     1,432,699
Charges Related to Settlement with
  Former Management	                                 0	            0	       374,052	             0
Charges Related to Closed Units and
  Asset Impairment	                            (28,716)   	1,859,948      	(100,334)	    1,859,948
Operating Income (Loss)                       	173,999   	(2,239,758)     	(293,407)	   (2,993,545)

Interest Expense	                              111,403	      113,852	       402,400 	      376,366
Income (Loss) Before Income Taxes              	62,596   	(2,353,610)     	(695,807)	   (3,369,911)
Income Taxes	                                        0        	1,983	             0	         2,651
Net Income (Loss)	                             $62,596	  $(2,355,593)    	$(695,807)   $(3,372,562)

Weighted Average Shares of Common Stock --
  Basic and Diluted	                         2,663,605	    2,651,730	     2,663,605 	    2,651,730

Net Income (Loss) Per Share -- Basic and
  Diluted	                                       0.02        	(0.89)        	(0.26)	        (1.27)


See Notes to Financial Statements


Part I--Financial Information


                              CUCOS INC.
                       STATEMENTS OF CASH FLOWS
                              UNAUDITED

                                                         	40 Weeks	       40 Weeks
                                                           	Ended	         Ended
                                                       	 Apr.2,2000 	    Apr.4,1999

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	      $(473,782)     	$356,471

INVESTING ACTIVITIES
	Proceeds from Sale of Fixed Assets                         	58,600         	1,283
	Purchase of Property and Equipment                        	(94,920)     	(154,616)

NET CASH USED IN INVESTING ACTIVITIES	                      (36,320)     	(153,333)

FINANCING ACTIVITIES
	Proceeds from Sale of Preferred Stock	                     400,000              0
	Proceeds from Sale of Common Stock	                         11,875	             0
	Change in Short Term Debt Payable to Banks	                100,000      	(100,000)
	Proceeds from Borrowing	                                         0	        74,364
	Principal Payments on Borrowings	                         (229,219)	     (316,023)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	        282,656      (341,659)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	          (227,446)     	(138,521)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	           516,410	       626,653

CASH AND CASH EQUIVALENTS AT END OF PERIOD	                $288,964	      $488,132

NON CASH FINANCING AND INVESTING ACTIVITIES
	Property and Equipment Acquired Through a Capital Lease   	$48,349      	$      0

See Notes to Financial Statements
Reclassifications have been made to conform to current classifications.


                              CUCOS INC.

NOTES TO FINANCIAL STATEMENTS  (UNAUDITED)

1.	The Company:  Cucos Inc. (the "Company") owns and franchises
   Mexican restaurants under the name "Cucos".  At April 2,
   2000, twelve Company-owned restaurants and five franchised restaurants were in operation. At the end of the Comparable
   Quarter, there were fourteen company-owned and four franchised restaurants in operation.

2.	Fiscal Year:  The Company uses a 52/53 week year for
   financial reporting purposes with the Company's fiscal year ending on the Sunday closest to June 30 of each year.
   Fiscal 2000 will end on July 2, 2000, and consists of one sixteen-week quarter that ended October 17, 1999, two twelve-week quarters ending January 9, 2000, and April 2,
   2000, and one thirteen-week quarter that will end July 2, 2000. Fiscal 2000 will have a 53 week year, while fiscal year 1999 was a 52 week year.

3.	The accompanying unaudited financial statements have been
   prepared in accordance with generally accepted accounting principals. It is suggested that these financial statements be read in conjunction with the Company's Annual Report for the fiscal year ended June 27, 1999. In the opinion of management, these financial statements contain all normal recurring adjustments necessary to fairly present the financial results for the forty weeks ended April 2, 2000. Operating results for the period shown are not necessarily indicative of the operating results expected for the full fiscal year ending July 2, 2000.

4.	Per share amounts are based on the weighted average number
   of shares of common stock and dilutive common stock equivalents outstanding.

5. The Company has a credit facility with a commercial lending institution. This credit facility consists of a term loan to be repaid in monthly payments through December 2007, and is secured by restaurant operating properties. In May 1999, the Company and its commercial lender entered into a forbearance agreement whereby the commercial lender agreed to defer the Company's requirement to make principal and interest payments for May, June and July 1999 until April
   2001, and to defer required principal payments for August, September and October 1999 until April 2001. The deferred payments will bear interest at 14.6% until paid. As of April 2, 2000, the commercial lender has agreed that the Company will be permitted to make interest only payments on a month-to-month basis, contingent upon the Company making good faith efforts to sell the Company or its assets. The Company is attempting to negotiate additional payment deferrals in fiscal year 2000. There can be no assurances that the Company will be able to obtain additional deferrals.

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


                ITEM 2.  MANAGEMENT'S DISCUSSION AND
      ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Sales of Food and Beverage for the twelve weeks ended April 2, 2000 (the "Current Quarter") decreased $1,126,867 (24.53%) to $3,467,536 from $4,594,403 for the twelve weeks ended April 4, 1999 (the "Comparable Quarter"). This decline is due primarily to twelve restaurants operating in the Current Quarter and fifteen restaurants in operation during the Comparable Quarter. Sales in the restaurants open throughout both periods ("existing restaurants") declined $541,011 (13.5%). Guest counts in the existing restaurants declined 15.5% in the Current Quarter versus the Comparable Quarter. In addition, video poker revenues declined 62.2% in the Current Quarter compared to the Comparable Quarter. This reduction was due to the ban on video poker devices in five parishes in which the Company operates in Louisiana, which became effective June 30, 1999.

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

Sales of Food and Beverages for the Current Three Quarters ended April 2, 2000, declined $3,245,488 (20.89%) to $12,293,652 from
$15,539,140 for the Comparable Three Quarters ending April 4, 1999. Sales of Food and Beverages in the existing restaurants declined $1,456,975 (10.86%) for the Current Three Quarters versus the Comparable Three Quarters. Guest counts in the existing restaurants declined 14.91%. Included in the revenue decline was a reduction in video poker revenues of $281,977 associated with the ban on devices in the five parishes.

Restaurant Expenses in the Current Quarter decreased $1,181,360 (28.14%) to $3,016,373 from $4,197,733 in the Comparable Quarter.
Restaurant Expenses in the existing restaurants open throughout both period decreased 14.34% in the Current Quarter compared to the Comparable Quarter.

Restaurant Expenses in the Current Three Quarters decreased $3,675,883 (24.87%) to $11,105,954 from $14,781,837 in the
Comparable Three Quarters. Restaurant Expenses in the existing restaurants open throughout both period decreased 12.16% in the Current Three Quarters compared to the Comparable Quarter.

A summary of the components of restaurant expenses are:

                                      Current          Comparable
   Description                        Quarter            Quarter

   Cost of Sales                      	26.42%            	27.33%
   Restaurant Labor and Benefits      	37.30             	35.99
   Other Operating Expenses           	12.10             	16.21
   Occupancy Costs                    	11.17             	11.84
   Total Restaurant Expenses          	86.99%            	91.37%

Income from Restaurant Operations increased to $451,163 in the Current Quarter from $396,670 in the Comparable Quarter -- a net improvement of $54,493 (13.74%). Income from restaurants open throughout both periods decreased $35,569 (7.37%).

Income from Restaurant Operations for the Current Three Quarters increased $430,395 (56.83%) to $1,187,698 from $757,303 in the
Comparable Three Quarters. Income from restaurants open throughout both periods increased $31,857 (2.70%) to $1,211,968 from $1,180,111.

Net Royalties and Franchise Revenues decreased $3,839 (13.5%) to $24,591 in the Current Quarter compared to $28,430 in the Comparable Quarter. The decrease in royalty revenues in the Current Quarter is primarily due to the closed franchised restaurant in Des Moines, Iowa, which was open in the Comparable Quarter. The two franchised restaurants opened during the Current Fiscal Year have not generated royalty income at the level of the Des Moines restaurant.

Net Royalties and Franchise Revenues for the Current Three Quarters decreased $5,089 (4.99%) to $96,826 versus $101,915 for the Comparable Three Quarters. The decline is a result of the closed Des Moines franchised restaurant and the closure of the Boynton Beach, Florida, franchised restaurant that closed at the end of the Second Quarter of the Current Fiscal Year.

Commissary and Other Income declined $27,674 (120.4%) in the Current Quarter versus the Comparable Quarter. The decrease is primarily due to a reduction in the management fee income associated with a franchised restaurant, the closure of the Commissary and the resulting elimination of the internal sales, reduced sales of Marketing items, and a reduction in finance charges and interest income.

Commissary and Other Income declined $44,734 (50.27%) to $44,254 in the Current Three Quarters from $88,988 in the Comparable
Three Quarters. The decrease is primarily due to reduced management fee income, finance charges, and interest income as well as a reduction of sales from the Commissary.

Operations Expenses decreased $154,360 (67.3%) to $75,009 in the Current Quarter from $229,369 in the Comparable Quarter. The decline in expenses is primarily the result of a decrease in the allowance for bad debt provision, and reduced costs associated with management training, labor and benefits, and supervisory expenses. During the Current Quarter, the Company settled with the franchisee in Des Moines, Iowa. The $40,416 settlement was fully reserved and did not result in additional charges to bad debt.

Operations Expenses decreased $220,278 (33.94%) to $428,826 in the Current Three Quarters from $649,104 in the Comparable Three
Quarters. This decrease is a result of reduced costs in management training, supervisory expenses, and a decrease in the allowance for bad debt provision.

Corporate Expenses decreased $347,753 (58.1%) to $250,773 in the Current Quarter compared to $598,526 in the Comparable Quarter. During the Current Three Quarters, Corporate Expenses declined $513,058 (35.81%) to $919,641 from $1,432,699 in the Comparable
Three Quarters. This decline is attributable to reductions of personnel in the marketing, construction, accounting, finance and legal departments. In addition, during the Comparable Quarter, the Company expensed one time non-cash charges of $250,000 for legal fees, abandoned sites, and costs associated with television commercial production.

The Company recorded a one-time expense of $374,052 in the Current Three Quarters in connection with the settlement with the former Board and the former Chairman and CEO. This expense includes amounts attributable to the transfer of the Company's interest in a franchise restaurant to Vincent J. Liuzza, Jr. and the Company's forgiveness of debts owed to the Company by Mr. Liuzza and his affiliates. There were no similar charges recorded in the Current Quarter or the Comparable Quarter or Comparable Three Quarters.

Charges Related to Closed Units during the Current Quarter resulted in income of $28,716 versus expense of $1,859,948 during the Comparable Quarter. The $28,716 resulted from an additional gain that the Company recorded during the Current Quarter on the sale of the Montgomery, Alabama assets. During the Comparable Quarter, the Company adjusted the value of assets on impaired properties located in Birmingham and Montgomery, Alabama, and Meridian, Mississippi.

Charges Related to Closed Units during the first three quarters of fiscal 1999 were $1,960,282. These charges resulted from settlements that management negotiated with landlords, offset by a gain on the sale of the Company's Montgomery, Alabama, assets. No units were closed during the Current Three Quarters.

As a result of the above factors, the Operating Income in the Current Quarter was $173,999 versus a loss of $2,239,758 in the Comparable Quarter - an improvement of $2,413,757. Operating loss was $293,407 for the Current Three Quarters and a loss of $2,993,545 in the Comparable Three Quarters.

Interest Expenses decreased $2,449 (2.15%) to $111,403 in the Current Quarter compared to $113,852 in the Comparable Quarter. Interest expense increased $26,034 (6.92%) to $402,400 in the Current Three Quarters compared to $376,366 in the Comparable Three Quarters. This increase is due to additional interest (enhancement charges) on the credit facility, which will be discussed in detail in Part II.

The Income Before Income Taxes was $62,596 in the Current Quarter compared to a Loss of $2,353,610 in the Comparable Quarter. Loss
Before Income Taxes in the Current Three Quarters was $695,807 versus $3,369,911 in the Comparable Three Quarters.

Income Tax Expense recorded in the Comparable Quarter and
Comparable Three Quarters was $1,983 and $2,651, respectively.
There were no expenses for Income Tax in the Current Quarter or the Current Three Quarters.

The Net Income for the Current Quarter increased $2,421,192 (102.66%) to $62,596 versus a net loss in the Comparable Quarter of $2,355,593. The Net Loss for the Current Three Quarters was $695,807 compared to a Net Loss of $3,372,562 in the Comparable Three Quarters.


LIQUIDITY AND CAPITAL RESOURCES

During the Current Three Quarters, the Company's operating activities used $473,782 in cash, versus the Comparable Three Quarters, when operating activities provided $356,471 in cash. The Company reduced trade accounts payable by $714,638 partially funded by a $200,000 advance payment of royalties from a franchisee. During the Comparable Three Quarters, the Company received $350,000 in advance payment of royalties and management fees from the franchisee and advance video poker receipts from the video poker vendor.

Cash used by Investing activities was $36,320 in the Current
Three Quarters compared to cash used of $153,333 in the Comparable Three Quarters. The Company received $55,000 from the sale of the leasehold improvements and equipment of the Montgomery, Alabama, restaurant, which was franchised in October, 1999. Additional payments in the aggregate of $20,000 are due from the franchisee in April and May, 2000.

Cash provided by Financing activities was $282,656 in the Current
Three Quarters compared to cash used of $341,659 in the Comparable Three Quarters. The Company received $400,000 from the sale of preferred stock, $100,000 from short term bank borrowings and $11,875 from the sale of common stock during the Current
Three Quarters. Payments included principal payments on capital leases as well as current and back installments on the Company's credit facility with its commercial lendor. This credit facility consists of a term loan to be repaid in monthly payments through December, 2007, and is secured by the restaurant operating properties. In May 1999, the Company and its commercial lender entered into a forbearance agreement whereby the commercial lender agreed to defer the Company's required principal and interest payments for May, June, and July, 1999, until April, 2001, and to defer the required principal payments for August, September, and October, 1999, until April, 2001. The deferred payments will bear interest at 14.6% until paid. The
Company did not make its required interest payments on October, 1, 1999, nor did it make its required principal and interest payments on November 1, 1999, and was therefore in default on its credit facility. However, on January 8, 2000, the Company did make all required back and current payments on its credit facility that resulted in a month-to-month forbearance agreement based upon the progress made in selling or merging the Company.

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

   	There were no matters submitted to a vote of stockholders during the period covered by this report.
However, effective on Friday, November 5, 1999, the holders of a majority of the Company's outstanding common stock, acting by written consent, removed six members of the board of directors, and elected a new group of directors. The current board is composed of Frank
J. Ferrara, Jr. (Chairman and the sole continuing director), James W. Osborn, Joseph S. Feth, Lee W.
Randall, Elias Daher, Thomas L. McCormick, and Calvin O. Cox.

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


                                	CUCOS INC.
	                                (Registrant)


                               		/s/ James W. Osborn


Date:  May 16, 2000	By:		        By: James W. Osborn, President and
                                     Chief	Executive Officer