Form 10KSB40
period 2000-07-02
CUCOS INC
filed 2000-10-02
CIK 731724

1
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB
       (Mark
       One)

        /X/    Annual Report under Section 13 or 15(d) of the
               Securities Exchange Act of 1934 (Fee Required) for the fiscal year ended July 2, 2000

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

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

     Issuer's   revenues  for  its  most  recent   fiscal   year:
$16,082,399.

      Aggregate market value (based on the average bid and asked prices in the over the-counter market) of the voting stock held by non-affiliates of the Issuer as of September 25, 2000:
approximately 2,663,605.

     Number of shares outstanding of each of the Issuer's Classes of common stock as of September 1, 2000: 2,663,605 shares of Common Stock, no par value.

              Documents Incorporated By Reference.

      Portions  of  the definitive Proxy Statement for  the  2000
Annual Meeting of Shareholders (the "2000 Proxy Statement") are incorporated by reference into Part III of this Form 10-KSB.

                          INTRODUCTORY

      Definitions. Except where the context indicates otherwise, the following terms have the following respective meanings when used in this Annual Report: the "Annual Report" means this report on Form 10-KSB, "Common Stock" means the common stock, no par value per share, of Cucos Inc., the "Company" or "Cucos" means Cucos Inc. and the "fiscal 2000" means the 53 weeks ended July 2, 2000, which is the year for which this Annual Report is filed.

      Presentation and Dates of Information. The Item numbers appearing in this Annual Report correspond with those used in Securities and Exchange Commission (the "Commission") Form 10-KSB (and, to the extent that it is incorporated into Form 10-KSB, the letters used in the Commission's Regulation S-B) as effective on the date hereof, which specifies the information required to be included in Annual Reports to the Commission. The information contained in this Annual Report is, unless indicated to be given as of a specified date or for a specified period, given as of September 1, 2000. In computing the aggregate market value of the Company's voting stock held by non-affiliates disclosed on the cover page to this Annual Report, the following stockholders were treated as affiliates: all executive officers and directors of the Company; any person owning more than 10% of the Company's Common Stock.


                             PART I

Item 1.        Business

           The Company is a Louisiana corporation organized in 1981. In November 1999, the shareholders of the Company acted by written consent to remove and replace six members of the board of directors. In August 2000, Jacksonville Restaurant Acquisition Corp. ("JRAC") acquired 1.2 million shares of Common Stock and became the majority shareholder of the Company. In connection with acquiring control of the Company, JRAC made a preliminary review of various potential business strategies. These strategies include acquiring other private companies in the casual dining segment and then considering strategic alternatives. The strategy also includes refurbishing existing Cucos restaurants and pursing the expansion of both company and franchised Cucos restaurants.

          JRAC borrowed approximately $1.2 million from St. James Asset Investment, Inc. ("St. James") to purchase the 1.2 million shares of Common Stock of the Company. JRAC borrowed these funds from St. James under a $40 million line of credit between JRAC and St. James. Future advances under this line of credit must be approved by St. James and are subject to the ability of St. James to fund such advances.

           On September 29, 2000, the Company entered into a ten year Line of Credit Agreement (the "Credit Agreement") with JRAC, the Company's majority shareholder. Under the terms of the Credit Agreement, JRAC may lend the Company up to $5 million for working capital, payment of outstanding indebtedness, refurbishing units, establishing new units, and future acquisitions. The loan is secured by substantially all of the assets of the Company. Advances will accrue interest at an annual rate equal to three percentage points above the prime lending rate of Wells Fargo Bank. JRAC will receive an origination fee of two percent of the amount of each cash advance. Beginning January 1, 2001, the outstanding loans (which include $120,000 advanced from August 14, 2000 to August 28,
2000) will be repayable in monthly installments of principal and interest. The Company has the right to prepay in whole or part at any time any indebtedness outstanding under the Credit Agreement. Future advances under this line of credit are subject to the ability of JRAC to fund such advances.

          JRAC has the option under the Credit Agreement to require payment (including mandatory prepayment) in common stock of the Company in lieu of payment in cash at any time when voting common stock of the Company held by JRAC, plus any voting common stock previously disposed of by JRAC, represents less than 52% of the outstanding voting common stock of the Company. For these purposes, until December 31, 2001, the common stock of Company shall be treated as having a value of $1 per share. Beginning January 1, 2002, the stock be valued for these purposes at the average daily closing price for the 90 days prior to the applicable payment.

           The Credit Agreement was unanimously authorized by a Special Committee composed of Lee W. Randall and Thomas L.
McCormick, who are both independent directors who have no direct or indirect interest in this transaction.

            The Company operates and franchises full-service restaurants serving moderately priced Sonoran and Tex-Mex Mexican appetizers and entrees and complementing alcoholic and non-alcoholic beverages.

            At the end of the fiscal 2000, 17 restaurants were operating under the Cucos name, 12 of which were owned by the Company and 5 by franchisees. There were eighteen restaurants in operation at the end of fiscal year 1999. During the fiscal year 2000, one franchised restaurant was closed and two Company-owned restaurants became franchised restaurants when the Company sold the restaurants, one in Birmingham and one in Montgomery, Alabama, to former employees.

COMPANY-OWNED RESTAURANTS

           General.   Cucos Mexican Restaurants are full  service
restaurants emphasizing fresh ingredients and its own proprietary recipes.

           Cucos serves a variety of traditional Mexican dishes and appetizers such as sizzling steak, chicken, or shrimp Fajitas, Burritos, Enchiladas, Tamales, and Chimichangas. Cucos also serves several large combination dinners. The restaurants serve vegetarian items as well as burgers. Cucos' margarita was voted Best Margarita in New Orleans for the eighth year in a row by New Orleans Magazine. Cucos was also voted Best Mexican Restaurant in New Orleans by the readers of New Orleans Magazine for the seventh year and by Gambit this year.

          The restaurants are decorated with Mexican antiques and furniture, terra-cotta tile and large, hand-painted colorful murals which are unique to each Cucos restaurant. Mexican pottery, southwestern plants, colorful hand-made Mexican flowers and festive lighting add more Mexican touches to the casual restaurants.

           Food sales accounted for approximately 79% of revenues at the Company-owned restaurants operated in fiscal 2000, with alcoholic and other beverages representing approximately 19% of revenues. Special luncheon items range in price from $4.95 to $7.45. The prices of the specialty and combination dinner items range from $5.95 to $12.95. The per person average check, including beverage, for fiscal 2000 was $11.31 and the average dining time per table was approximately 45 minutes.

           Restaurant Management and Supervision. Each Company-owned restaurant operates under uniform standards set by management relating to the preparation and service of food and drink, appearance and conduct of employees, and cleanliness of facilities. Food and beverage products are periodically tested for quality and uniformity of portions. In accordance with the Company's standards, each restaurant is run by a general manager, assisted by two managers, a kitchen supervisor, a service supervisor and a bar supervisor. At least one manager is on duty during all serving periods. Each of the Company-owned restaurants' general managers and managers receives, in addition to a salary, incentive compensation calculated as a percentage of sales and profits in excess of a predetermined base level.

           The Company requires candidates for general manager to undergo a thorough training program designed to familiarize them with all aspects of the Company's operations. A candidate serves as a manager before becoming a general manager. Persons selected for training as general managers normally have several years of food service experience.

           Expansion Program. During fiscal year 2001, the Company will consider acquisition of sites as they come available. Management intends that the primary growth in sales for fiscal year 2001 be accomplished by increasing comparable sales per restaurant through a continuation of existing advertising, programs to enhance customer satisfaction, and refurbishing of the restaurants.

           The Company is planning for expansion of the Cucos system over the long-term. In this connection, the Company is currently studying the population densities, traffic patterns, income levels, competition and comparative cost structures for other suitable sites.

           The ability of the Company to open a new restaurant will depend on locating satisfactory sites, the availability of bank and lease financing at acceptable terms, having sufficient working capital, obtaining adequate property, casualty and liquor liability insurance coverages at a reasonable cost, securing appropriate local government permits, licenses and approvals, and on the capacity of the Company to supervise construction and to recruit and train management personnel. Such factors may cause a delay in the Company's planned development schedule.

           The Company believes that its development plan of controlled growth will occur in the Southeastern United States. The Company expects in most cases to locate Company-owned and franchised restaurants in high traffic, high growth areas of commercial or residential concentration, at or near shopping centers. Company-owned and franchised restaurant sites will be judged by the Company's executive management against certain criteria as to population density, income levels, amount of competition, ingress/egress and traffic patterns.

           The Company believes that there are a number of existing restaurant facilities which have either closed or are
currently   operating  at  a  loss  or  at  marginal  levels   of
profitability. The Company believes that a number of these units may be suitable for conversion to a Cucos restaurant and can be leased or purchased at attractive prices. The Company's strategy for expansion (with respect to both Company-owned and franchised restaurants), therefore, is primarily to locate units of this type rather than to follow the strategy of most specialty restaurant chains, which has been to construct new restaurant facilities on land owned or leased by the chain or to enter build-to-suit arrangements under which new facilities are built to the
specifications  of  the  chain.   In  addition  to  the  economic
benefits   of   the   Company's  strategy,  such   strategy   may
substantially reduce the delay between the site selection and the opening of a new restaurant and may allow the Company to gain entry into densely-populated suburban and urban markets in which land is either not available for the construction of new
restaurants  or, if available, is prohibitively  expensive.   The
Company's expansion strategy may, however, subject it to the same adverse factors that caused the existing facility to operate marginally or unprofitably prior to being converted to a Cucos restaurant. The Company intends to combat these adverse factors by providing food and service, in renovated facilities, that will appeal to the available customer base.

           The Company estimates that the initial investment that will be required in leasing an existing restaurant facility and converting it for operation as a Company-owned restaurant will be between $550,000 and $800,000. A new (rather than existing) leased facility could involve substantially higher costs for leasehold improvements.

           When a new Company-owned restaurant is opened, the Company temporarily transfers experienced personnel from one or more of its existing restaurants to the new restaurant. Prior to opening, personnel at the new location undergo intensive training, which includes several pre-opening events at which test meals are served.

           The success of the Company's expansion program will depend on, among other factors, capital availability, whether the Company is able to attract and retain sufficient qualified, experienced management, and whether management will be able to ensure that Company-owned and franchise restaurants operate in accordance with the Company's standards.

          The Company will also consider the acquisition of other casual dining concepts that fit with its growth strategy, depending on acceptable terms and available financing.

            Purchasing. Management believes that centralized purchasing is advantageous to the Company in that it has allowed it to take advantage of certain volume discounts. Fresh produce, beverages and certain other items are purchased by each Company-owned restaurant from local wholesalers. The Company believes that satisfactory local sources of supply are generally available for all of the other items it regularly uses in its restaurants.

           Insurance. Insurance costs have risen considerably in the restaurant business. The Company carries fire and casualty insurance on its Company-owned restaurants and liability insurance in amounts which management feels is adequate for its operations.

           Marketing. The Company advertises primarily by print and radio advertising. Its advertising promotes the name "Cucos" and emphasizes quality dining serving tasty food in a festive atmosphere at moderate prices.

FRANCHISED RESTAURANTS

           The Company, during fiscal year 2001, plans to re-activate the franchising program, seeking new franchisees to help grow the system. No assurances can be given as to the number of franchise development areas that will be sold during the fiscal year 2001 or the impact of development fee revenues upon the Company's profitability and cash position during fiscal year 2001.

           The development agreements generally obligate the developer to construct a specified number of Cucos restaurants within the licensed territory. The restaurants may be either new restaurants or conversions of existing restaurants, although the Company encourages franchisees to convert existing restaurants whenever possible (see "Expansion Program"). A developer must open new Cucos restaurants within the development territory in accordance with the schedule set forth in the development agreement. If a developer fails to open restaurants in accordance with the schedule, generally the Company may notify the developer that it is in default under the development agreement and may terminate the agreement 30 days thereafter if the default has not been cured.

           Generally, a development agreement expires three years after the latest date set forth in the development schedule. During the first year after completion of the schedule, the Company is prohibited from either opening a Cucos restaurant or granting a franchise to someone other than the developer to establish a Cucos restaurant within the licensed territory. If during the second and third year after the completion of the schedule, the Company desires to establish additional restaurants within the licensed territory, the developer for that area has a right of first refusal to enter into additional development agreements with respect to such additional restaurants so long as the developer is in compliance with the then existing development agreement. If the developer exercises its right of first refusal, the developer is required to pay the fees for each restaurant then being charged to new developers. Upon expiration of the development agreement, the Company may open Company-owned restaurants in the previously licensed territory or grant franchises to other persons to open additional franchised restaurants in the previously licensed territory.

           Development agreements provide for the payment of an initial nonrefundable development fee by the developer upon execution of the agreement. The development fee with respect to development agreements is generally $15,000 per restaurant up to five restaurants and $10,000 per restaurant thereafter. The Company anticipates that the amount of the development fee with respect to future development agreements will be based upon the size and nature of the area covered by the development agreement.

           Prior to the acquisition of a site for a restaurant in the licensed territory, the developer must submit to the Company certain information concerning the site and certain market information. Upon the Company's approval of the site, the developer is required to enter into a license agreement with the Company with respect to the restaurant to be developed under the development agreement.

          The license agreements generally have terms of 20 years from the date of their execution. However, if the license agreement pertains to a franchised restaurant that is leased, the license agreement terminates upon the earlier of 20 years from the commencement date of the lease or upon the termination or expiration of the primary term of the lease, plus any options to renew the lease.

           Generally  franchisees  are required  to  pay  to  the
Company under the license agreement a continuing royalty fee equal to 4% of gross revenues at the restaurant. In addition, franchisees are required to pay a continuing monthly contribution to an advertising materials fund equal to .5% of gross revenues at the restaurant and if a national advertising fund or a regional advertising fund applicable to the franchisee's region is established by the Company (the Company has not done so to date), the franchisees must also pay to the Company continuing monthly contributions, for use by such funds, equal to amounts not to exceed 1% and 2% of gross revenues of the restaurant, respectively, for the national media fund or the regional advertising fund in the franchisee's region. The Company has not established a national or regional advertising fund and accordingly has not required contributions for such funds.

           The license agreement provides that the franchisees will comply strictly with the Company's standards, specifications, processes, procedures, requirements and instructions regarding the operation of the franchisee's restaurant. The Company is obligated to provide initial training programs for franchisees and to provide personnel for on-site assistance in opening each franchised restaurant. The Company has the right to approve the person designated by the franchisee to have overall supervisory authority over franchised restaurant operations or, if no such overall operations manager is designed, to approve each restaurant general manager.

           Franchisees purchase food products and restaurant supplies conforming to the Company's specifications from independent suppliers. Alternate sources of these items are generally readily available. The Company may sell equipment, food or supplies to franchisees upon request, but otherwise does not intend to do so. The Company continues to sell a small amount of proprietary advertising materials. The Company provides confidential recipe spice packs to franchisees through a third party. The Company anticipates continuing these sales.

EMPLOYEES

            At   the   end  of  fiscal  2000,  the  Company-owned
restaurants employed 536 persons, consisting of 384 part-time and 152 full-time persons, which included 41 full-time general managers and managers. In addition, 12 persons were employed at the Company's executive office. The Company endeavors to control its employee turnover rate by offering to all full-time restaurant employees certain paid benefits, including life insurance, health insurance and vacation. None of the Company's employees are represented by a labor union. The Company has experienced no work stoppages attributable to labor disputes and considers its employee relations to be satisfactory.

COMPETITION

           The restaurant business is highly competitive and is often affected by changes in taste and eating habits, by local and national economic conditions affecting spending habits, and by population and traffic patterns. The Company believes that the quality and price of food products are the principal means of competition in the restaurant industry. Also of importance are site locations, quality and speed of service, cleanliness, advertising and attractiveness of facilities.

           The Company competes with several national chains including El Chico, Rio Bravo, Don Pablo's, El Patio, Chili's, Applebees, Olive Garden, LaFiesta, and Chevy's, as well as many local dining concepts. Several of the national chains have had significant funding available provided by public stock offerings, which has enabled them to expand significantly in the Company's smaller markets. These expansions have adversely impacted the Company's guest counts in the smaller markets. These national chains, as well as some regional chains, operate more restaurants and have greater financial resources and greater name recognition than the Company. In addition, gaming operations in the Company's Louisiana and Mississippi markets often offer food at discounted or below cost prices which provide an additional level of indirect competition in those markets.

GOVERNMENT REGULATION

           The Company's franchise operations are subject to a variety of laws regulating the marketing of franchises. Federal Trade Commission regulations impose certain disclosure requirements on persons engaged in the business of offering franchises. States in which the Company offers franchises also may have franchising laws that require registration prior to the offering of franchises for sale in those states or that afford franchisees substantive rights, including limiting the circumstances under which franchises may be terminated.

          The Company is also subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime, and other working conditions. Many of the Company's food service personnel are paid at rates related to the minimum wage and, accordingly, increases in the minimum wage increase the Company's labor costs.

           Each of the Company's restaurants is subject to licensing and regulation by state liquor control boards and the state police in Louisiana (with respect to video poker), and by municipal health, sanitation, safety and fire department agencies. The Company expects that liquor sales and video poker revenues will account for a significant portion of the Company's revenues. During fiscal 2000, liquor sales and video poker revenues accounted for approximately 19.4% and 1.4%, respectively, of food and beverage revenues. The loss of an existing liquor license or video poker license would adversely affect the Company's operations at that restaurant.

           The Company is also subject to the provisions of the Americans with Disabilities Act. The Company has remodeled its restaurants to meet these requirements where necessary.

MISCELLANEOUS

          Customers. No material part of the Company's business is dependent upon a single customer, or a very few customers, the loss of any one of which would have a material adverse effect on the Company. No single customer accounts for as much as 10% of the Company's total revenues.

           Seasonality. The Company's results are impacted by seasonality. Usually the highest sales periods occur in late spring and summer, with sales declining in the fall and winter. This is especially true for the Gulf Coast restaurants where sales are more dependent on tourism.

           Service Marks, Trademarks and Copyrights. The Company is the owner of United States Service Mark Registration Nos. 1,509,612, dated October 18, 1988, for the mark CUCOS & DESIGN; and 1,941,214, dated December 12, 1995, for the mark CUCOS MEXICAN CAFE & DESIGN. The Company is also the owner of United States Trademark Registration Nos. 1,405,169, dated August 12, 1986, for the mark FRESH-ITAS (Cucos' version of fajitas) and 1,465,729, dated November 17, 1987, for the mark FRESH-ITA NACHOS (Cucos' version of fajita nachos). The Company is also the owner of United States Service Mark Registration No. 1,996,748, dated August 27, 1996, for the mark THE TASTE TO MAKE YOU SAY OLE` and United States Service Mark Registration No. 2,019,308, issued November 27, 1996, for the mark IT TASTES BETTER OUR WAY. Those registrations, unless sooner terminated by law, issued prior to November 16, 1989 have an effective term of 20 years and those issued on or after November 16, 1989 have an effective term of 10 years, unless sooner terminated by law, and all may be renewed for successive terms so long as the marks continue to be used by Company in interstate commerce for the specified services or goods. The Company also owns a service mark registration as issued by the State of Louisiana, dated July 14, 1987; a Tennessee State Registration, issued July 2, 1987; a Florida State Registration No. 707,637, dated July 17, 1987; an Alabama State Registration No. 103,383, issued July 14, 1987; a Mississippi State Registration No. 1,509,612, issued on July 27, 1987; and an Arkansas State Registration No. 181-87, issued on July 8, 1987, all for the service mark CU-CO's. These registrations are effective for a term of 10 years and may be renewed for successive terms. All of these registrations are valid and subsisting. In addition, the Company is the owner of Copyright Registration No. TXU 357-784 for the Cucos Power Manual and Copyright Registration No. PAU 1,195,506 for the Video, both dated November 4, 1988.

Item 2.        Properties.

          All of the Company-owned restaurants are located in facilities that are leased from third parties. The following table summarizes certain information concerning Company-operated restaurants located in facilities that are leased from others as of August 10, 2000.

                                                                  Lease
                                       Size       Dining    Lease   Option(s)
Location            Opened/Acquired    (Sq.Ft.)   Capacity  Expires Through

New Orleans -
 Metairie, LA       June 1981           5,138      136       2007     2027
Biloxi, MS          April 1982          5,600      159       2002     2032
New Orleans -
 Westbank, LA       September 1983      4,800      147       2001     2010
Monroe, LA          June 1984           4,476      146       2004     2019
Slidell, LA         November 1984       5,300      139       2008     2018
Alexandria, LA      March 1985          5,125      143       2001     2005
New Orleans -
 Uptown, LA         November 1985       4,152      120       2005     2015
Pascagoula, MS      December 1989       5,160      130       2006     2016
Hammond, LA         July 1990           6,062      130       2001     None
Birmingham, AL      March 1992          4,560      150       2006     2012
Houma, LA           September 1992      6,000      148       2007     2017
Ruston, LA          February 1996       5,476      162       2003     2026

           The New Orleans-Westbank and Slidell locations are  in
strip  shopping  centers.   The Hammond,  Birmingham,  and  Houma
locations are in shopping malls. Seven leased locations are free-standing buildings. The restaurant leases require the Company to pay real estate taxes, insurance and utilities, and to bear repair, maintenance and other expenses normally borne by the
lessee  under  a  triple  net  lease.   In  the  opinion  of  the
management of Company, the leased properties are adequately covered by insurance.

          In addition to the leases above, the Company has leases on three restaurant properties that are no longer used in its operations. The properties have been subleased to other companies. The following table provides certain information about these properties:

     Location             Lease Expires      Sublease Expires
     Montgomery, AL           2002                 2002
     Columbus, GA             2004                 2004
     Macon, GA                2011                 2011

Item 3.        Legal Proceedings.

           On April 11, 1990, a franchisee filed a complaint in the 24th District Court, State of Louisiana, Parish of Jefferson, Case No. 397856-5, against the Company and certain of its officers alleging breach of contract and misrepresentation and seeks damages in excess of $1.6 million. There has been no activity in this litigation for more than ten years except for a discovery request filed in January 1996, which avoided a dismissal of the litigation for non-prosecution. The Company believes the claims are without merit and the likelihood of a loss is remote.

          Ronnie Natal Contractors, Inc. versus Cucos, Inc., Civil Action No. 95-17928, Section "L", Civil District Court for the Parish of Orleans, State of Louisiana. In this action, Ronnie Natal Contractors, Inc. ("Natal") and Current Electric, Inc. seek to recover on what is allegedly due and owing in connection with the build out of a Cucos Restaurant in New Orleans, Louisiana. Natal alleges it is owed $64,935.00; Current Electric claims to be owed $3,408.00. Cucos, Inc. does not deny that Natal and Current provided some service in connection with the restaurant build out, although Cucos does have questions with the accuracy of the amount claimed. Rather, the principal issue in this litigation is whether any amount is owed by Cucos, Inc. The restaurant at issue was not owned by Cucos, Inc. but rather was a franchise restaurant owned by LBG, Inc. a closely held corporation controlled by former members of management of Cucos.

          Significantly, the amount claimed by Natal and Current Electric does not represent all amounts billed by them in connection with the restaurant build out. In fact, tenant build out funds were advanced by the lessor, and these funds were used in part to satisfy Current Electric and Natal's claims. However, as LBG defaulted on its lease, the lessor refused to advance further tenant build out leaving the balance that is allegedly due. Natal and Current claim that they were under the misapprehension that the work they were providing was for Cucos, Inc. as opposed to LBG citing the fact that persons at Cucos involved with franchisee relations had direct dealings with both Natal and Current.

          Cucos has filed a third party demand against LBG. LBG has failed to answer timely, and Cucos is in the process of securing a default. A non jury trial of this matter is scheduled for January 9, 2001.

          Discovery is not complete in this matter and it is not possible at this time to estimate the company's ultimate liability, if any. Counsel has been instructed to defend this matter vigorously, and counsel has not been provided with settlement authority.

Item  4.     Submission  of Matters to  a  Vote  of  Security
             Holders.

            There were no matters submitted to a vote of stockholders during the period covered by this Annual Report. However, effective on Friday, November 5, 1999, the holders of a majority of the Company's outstanding Common Stock, acting by written consent, removed six members of the board of directors and elected a new group of directors. Subsequent to that election, two directors, including the Chairman, resigned, and, on August 24, 2000, the remaining members of the board elected two new directors to fill the vacancies and named a new Chairman. The current board members are James W. Osborn (Chairman), Elias Daher, Lee W. Randall, Thomas L. McCormick, Calvin O. Cox, Dennis
A. Grinn and William F. Saculla.


                             PART II



Item 5.   Market for the Company's  Common Stock and Related
          Shareholder Matters.

                     Cucos Inc. - Stock Data

     The Company's Common Stock which was formerly traded on The NASDAQ Small-Cap Market under the symbol CUCO was delisted on February 2, 1999. The Company's Common Stock is currently listed on the OTC Bulletin Board. The following table sets forth the range of the high and low bid and ask prices for each of the quarters indicated for fiscal 2000 and fiscal 1999 as indicated by Yahoo Finance website.

Fiscal 1999                       High Ask          Low Bid
1st Quarter ended 10/18/98        $1.1875           $0.7500
2nd Quarter ended 1/10/99          0.0875            0.3125
3rd Quarter ended 4/4/99           1.0625            0.3750
4th Quarter ended 6/27/99          0.4375            0.2500

Fiscal 2000                       High Ask          Low Bid
1st Quarter ended 10/17/99        $0.8750           $0.1250
2nd Quarter ended 1/9/00           2.2650            0.6520
3rd Quarter ended 4/2/00           1.6875            1.0000
4th Quarter ended 7/2/00           1.3750            0.6250

      On September 14, 2000, the closing bid and ask prices for the Company's Common Stock were $1.50 bid and $1.50 ask.

       The foregoing quotations reflect inter-dealer prices, without retail markup, mark-down or commission and may not necessarily represent actual transactions.

      Since becoming a public company, the Company has paid no cash dividends and has no present intention of paying dividends, but rather expects to retain its earnings to provide funds for expansion of its business and other corporate purposes.

      Approximate number of shareholders (including beneficial shareholders through nominee registration) as of September 20, 2000: 725.

      On January 26, 2000, the Company sold 300,000 shares of its Series A Preferred Stock, no par value per share (the Preferred Stock), to JRAC for $300,000. On February 1, 2000, the Company sold 100,000 shares of Preferred Stock to JRAC for $100,000. Each share of Preferred Stock is convertible at JRAC's option into one share of the Company's Common Stock. These shares were issued in transactions exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), in a private offering to a single investor.

      On February 21, 2000, Mr. Daniel Earles, former Executive Vice President of Operations of the Company, exercised his options to purchase 11,875 shares of Common Stock at a price of $1.00 per share. These shares were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act.

     On January 20, 2000 and on May 16, 2000, the Company granted options to purchase an aggregate of 135,000 shares of Common Stock to some of its officers and directors. These options were issued in transactions exempt from registration pursuant to
Section 4(2) of the Securities Act.

Item 6.        Management's Discussion and Analysis.

Overview

     The Company operates and franchises full-service restaurants serving moderately priced Sonoran and Tex-Mex Mexican appetizers and entrees and complementing alcoholic and non-alcoholic beverages. At the end of fiscal 2000, 17 restaurants were operating under the Cucos name, 12 of which were owned by the Company and 5 by franchisees. There were eighteen restaurants in operation at the end of fiscal 1999. During fiscal 2000, one franchised restaurant was closed and two Company-owned restaurants became franchised restaurants when the Company sold the restaurants, one in Birmingham and one in Montgomery, Alabama, to former employees.

Fiscal 2000 Compared to Fiscal 1999

      Sales of Food and Beverages declined $4,037,700 (20.1%) to $16,082,399 from $20,120,099. This decrease in sales was primarily the result of three fewer restaurants in fiscal 2000. Two Company-owned restaurants in Birmingham and Montgomery, Alabama, were closed and sold to franchisees during the first quarter of fiscal 2000, and the Meridian, Mississippi, restaurant closed at the end of the third quarter of 1999 fiscal year. The closings accounted for $2,214,946 of the decline in Sales of Food and Beverages. Sales of Food and Beverages at restaurants open throughout the 2000 and 1999 fiscal years (the "Comparable Restaurants") decreased $1,427,076. In addition, the ban on video poker devices in five Louisiana parishes became effective June 30, 1999, resulting in a decline in revenues of $395,678.

      Net Royalty and Franchise Revenues decreased $3,836 (3%) to $125,311 from $129,147. Royalty Revenue decreased $22,222 primarily due to the closing of the franchised restaurants in Des Moines, Iowa, and Boynton Beach, Florida. Although two franchised restaurants in Birmingham and Montgomery, Alabama opened, the royalties from these restaurants were considerably less than the restaurant that closed during fiscal 2000. The decrease in Royalty Revenue was partially offset by the Development Fee forfeited by the Des Moines franchisee when the restaurant was closed.

      Commissary and Other Income declined $104,991 (85.8%) to $17,318 from $122,309. During the second quarter of fiscal 2000, the Company's contract to manage a franchised restaurant was cancelled. The reduction in management fee income was $46,001, and the Company's share of profits for this restaurant declined an additional $16,968 versus the 1999 fiscal year. During the same quarter, the Company closed its commissary operation and contracted with a vendor to supply these services, resulting in a revenue decline of $25,420.

      Restaurant Cost of Sales decreased $1,205,073 (21.6%) to $4,363,359 from $5,568,432. The reduction attributed to the three closed restaurants was $641,549, and Comparable Restaurants Cost of Sales declined $563,524. Cost of Sales as a percentage of Food and Beverage Sales decreased 1.01% for Comparable Restaurants.

      Restaurant Labor and Benefits decreased $1,171,534 (16.3%) to $5,996,316 from $7,167,850. Closed restaurants accounted for $953,898 of the reduction, while Comparable Restaurants Labor and Benefits costs declined $217,636. Comparable Restaurant Labor and Benefits increased 1.88% as a percentage of sales.

      Other Operating Expenses decreased $1,322,604 (35.2%) to $2,431,628 from $3,754,232. Comparable Restaurants Other Operating Costs declined $774,261, and closed restaurants accounted for $548,343. Comparable Restaurants costs declined 3.3% as a percentage of sales.

      Occupancy Costs decreased $526,143 (23.4%) to $1,719,188 from $2,245,331. The reduction attributed to the three closed restaurants was $418,311, while Comparable Restaurants decreased $107,832. As a percentage of sales, Comparable Restaurants Occupancy Costs were virtually unchanged.

      Preopening  Expenses  decreased $54,525.   Amortization  of
costs for the Meridian, Mississippi, restaurant (opened in fiscal year 1998) was completed in fiscal year 1999. No new Company-owned restaurants opened during the fiscal year 2000.

     Operations Supervision Expenses declined $242,977 (30.2%) to $561,077 from $804,054. The decline in expenses is primarily the result of a decrease in the costs associated with management training and supervision (labor and benefits), and decreased bad debt provision.

      Corporate Expenses decreased $491,095 (29.2%) to $1,193,506 from $1,684,601. The decline is attributable to reductions of personnel in the marketing, construction, accounting, finance, and legal departments, and the downsize of the corporate offices. The Company, working with a consultant, negotiated reductions of various vendor payables. In addition, during fiscal year 1999, the Company incurred charges of $250,000 for legal fees, abandoned sites, and costs associated with television commercial production.

      During fiscal 2000, the Company recorded a charge of $364,251 in connection with the settlement with the former
Chairman and CEO. The expense primarily includes amounts attributable to the transfer of the Company's interest in a franchise restaurant to the former Chairman and CEO and the forgiveness of a receivable from a company of which the former Chairman and CEO is an affiliate.

      During fiscal 1999, the Company adjusted the value of impaired property located in Meridian, Birmingham, Cutler Ridge and Macon, resulting in impairment charges of $1,926,557. During fiscal 2000, management's efforts to dispose of these assets and settle related lease liabilities resulted in a net benefit of $117,304.

      Interest expense increased $279,011 (57%) to $766,798 from $487,787. This increase is due to additional interest associated with the Company's credit facility, which is discussed in detail in the Notes to Financial Statements.

Liquidity and Capital Resources

     In fiscal 2000, the Company's operating activities used $407,298. In fiscal 1999, the Company's operating activities provided cash flow of $425,853. The change in net cash provided by (used in) operating activities from fiscal 1999 to fiscal 2000 resulted primarily because the Company significantly reduced its trade accounts payable in fiscal 2000, compared to fiscal 1999 when the Company had extended its trade payable terms with vendors.

     During fiscal 2000 the Company's working capital needs were financed primarily by the sale of $400,000 of convertible preferred stock to JRAC. In fiscal 1999, working capital needs were financed from operations and short-term borrowings. Presently, the Company has no commitments from third parties to provide short-term borrowings.

     Net  cash used by investing activities was $86,120 in fiscal
2000 compared to $188,143 in 1999. In fiscal 2000, the Company received $78,600 from the sale of assets for a closed unit.

     Net cash provided by financing activities was $245,920 in fiscal 2000, and included $400,000 of proceeds from the sale of convertible preferred stock and $166,155 of principal payments on long-term debt. Net cash used in financing activities was $347,953 in 1999 and included repayment of the Company's line of credit and principal payments on long-term debt. Proceeds from long-term borrowings in 1999 were from notes payable collateralized by life insurance policies.

      The Company considers earnings before interest, taxes, depreciation and amortization (EBITDA) to be a relevant indicator of liquidity. EBITDA is not a measure defined by accounting principles generally accepted in the United States, however. The amounts presented below may not be comparable to similarly titled measures reported by other companies. EBITDA increased to $503,347 for fiscal year ended July 2, 2000 compared to a deficit of $43,213 for fiscal year ended June 27, 1999.

[CAPTION]

                                                                       EBITDA
                                                                 Fiscal Year Ended
                                                                  July 2, 2000   June 27, 1999

Net Loss                                                          $(1,053,791)    $(3,321,814)

Add:
     Depreciation and amortization of property
         and equipment                                                543,393         809,732
     Preopening amortization                                               -           54,525
     Interest                                                         766,798         487,787
     Charges related to closed units and asset impairment, net       (117,304)      1,926,557
     Charges related to settlement with former management             364,251               -

EBITDA                                                             $  503,374       $ (43,213)


      Management attributes the total financial improvement to improved operational controls and administrative and operational personnel reductions.

     In May 1999, the Company and its commercial lender entered into a forbearance agreement whereby the commercial lender agreed to defer the Company's requirement to make required principal and interest payments for May, June and July 1999 until April 2001, and to defer required principal payments for August, September and October 1999 until April 2001. The Company did not make its required interest payment on October 1, 1999, nor did it make its required principal and interest payment on November 1, 1999 and December 1, 1999, and was therefore in default on its credit facility. The Company received notice from its commercial lender that under the terms of the credit facility, the entire amount outstanding, $3,105,031 at October 17, 1999 was immediately due, and the lender could take possession of the assets pledged as collateral. Until September 1, 2000, the commercial lender agreed, pursuant a forbearance agreement, to not exercise its rights to the collateral. The Company is attempting to obtain financing through JRAC to repay the debt in default, negotiate a waiver of the credit facility default, or obtain additional payment deferrals in fiscal year 2001. There can be no assurances that the Company will be successful in these efforts.

           On September 29, 2000, the Company entered into a ten year Line of Credit Agreement (the "Credit Agreement") with JRAC, the Company's majority shareholder. Under the terms of the Credit Agreement, JRAC may lend the Company up to $5 million for working capital, payment of outstanding indebtedness, refurbishing units, establishing new units, and future acquisitions. The loan is secured by substantially all of the assets of the Company. Advances will accrue interest at an annual rate equal to three percentage points above the prime lending rate of Wells Fargo Bank. JRAC will receive an origination fee of two percent of the amount of each cash advance. Beginning January 1, 2001, the outstanding loans (which include $120,000 advanced from August 14, 2000 to August 28,
2000) will be repayable in monthly installments of principal and interest. The Company has the right to prepay in whole or part at any time any indebtedness outstanding under the Credit Agreement. Future advances under this line of credit are subject to the ability of JRAC to fund such advances.

     Because of the Company's recurring net losses, the debt in default, its net capital deficiency, and the lack of firm commitments from third parties to provide short-term or long-term financial resources, there can be no assurance that the Company will be able to meet its obligations as they come due in 2001.

Impact of Inflation and Changing Prices

      Inflation in food, labor, construction costs and interest rates can affect the Company's operations. Many of the Company's employees are paid hourly rates related to the minimum wage, which is subject to fluctuation.

      Management reviews its pricing regularly to ensure that its Company's product(s) are priced competitively, that it offers outstanding value to its customers, and that margins are maintained. Inflation can also affect rent, taxes, maintenance, and insurance costs.

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


Item 7.        Financial Statements.

                           Cucos Inc.
                          Balance Sheet
                          July 2, 2000

Assets
Current assets:
  Cash                                                         $     268,712
  Receivables less allowance for doubtful accounts of $66,716         99,015
  Inventories                                                        150,958
  Prepaid expenses                                                   154,792
  Other current assets                                                 3,968
TOTAL CURRENT ASSETS                                                 677,445

Property and equipment:
  Equipment                                                        2,085,926
  Leasehold improvements                                           3,009,947
                                                                   5,095,873
  Less accumulated depreciation and amortization and
    impairment reserves                                            3,009,359
                                                                   2,086,514

Deferred costs, less accumulated amortization of $96,760             225,414
Other assets                                                         253,898
TOTAL ASSETS                                                    $  3,243,271

Liabilities and Net Capital Deficiency
Current liabilities:
  Trade accounts payable                                        $  1,346,626
  Accrued interest                                                   321,253
  Accrued expenses                                                   522,021
  Current portion of long-term debt                                  190,767
  Debt in default                                                  3,105,031
TOTAL CURRENT LIABILITIES                                          5,485,698

Long-term debt, less current portion                                 177,971
Deferred revenue                                                     270,954

Net Capital Deficiency:
     Convertible preferred stock, no par value-1,000,000
        shares authorized: 400,000 issued and outstanding,
        stated at liquidation preference value of $1 per share       400,000
     Common stock, no par value - 20,000,000 shares:
        authorized, 2,663,605 shares issued and outstanding        5,264,649
  Additional paid-in capital                                         110,788
  Retained earnings deficit                                       (8,466,789)
NET CAPITAL DEFICIENCY                                            (2,691,352)
TOTAL LIABILITIES AND NET CAPITAL DEFICIENCY                    $  3,243,271

See accompanying notes.

[CAPTION]

                           Cucos Inc.
                    Statements of Operations

                                                                            Fiscal Year Ended
                                                                        July 2, 2000  June 27, 1999
Restaurant operations:
  Sales of food and beverages                                            $16,082,399    $20,120,099
  Restaurant expenses:
    Cost of sales                                                          4,363,359      5,568,432
    Restaurant labor and benefits                                          5,996,316      7,167,850
    Other operating expenses                                               2,431,628      3,754,232
    Occupancy expenses                                                     1,719,188      2,245,331
    Preopening expenses                                                            -         54,525
  Total restaurant expenses                                               14,510,491     18,790,370
Income from restaurant operations                                          1,571,908      1,329,729

Royalties and franchise revenues, net of expenses of $2,093 and              125,311        129,147
    $2,979, respectively
Commissary and other income                                                   17,318        122,309
                                                                           1,714,537      1,581,185

Operations supervision expenses                                              561,077        804,054
Corporate expenses                                                         1,193,506      1,684,601
Charges related to settlement with former management                         364,251              -
Charges related to closed units and asset impairment                        (117,304)     1,926,557
Operating loss                                                              (286,993)    (2,834,027)
Interest expense                                                             766,798        487,787
Loss before income taxes                                                  (1,053,791)    (3,321,814)
Income taxes                                                                       -              -
Net loss                                                                 $(1,053,791)   $(3,321,814)

Net loss per share - basic and diluted                                        $(0.40)        $(1.25)

Weighted average number of common shares and common share
    equivalents outstanding - basic and diluted                             2,642,272     2,651,730

See accompanying notes.

[CAPTION]

                           Cucos Inc.
                    Statements of Cash Flows

                                                                            Fiscal Year Ended
                                                                        July 2, 2000  June 27, 1999
Operating activities
Net loss                                                               $ (1,053,791)   $(3,321,814)
Adjustments to reconcile net loss to net cash provided by (used in)
  operating activities:
  Payments related to closed units and asset impairment                           -      1,926,557
  Costs paid related to closed units                                        (42,961)             -
  Depreciation and amortization of property and equipment                   543,393        809,732
  Amortization of deferred costs                                             30,283        157,522
  Change in deferred revenue                                                187,212         (7,578)
  Gain on sale of assets and other                                          (76,156)        (3,571)
  Charges related to settlement with former management                      364,251              -
  Changes in operating assets and liabilities:
    Receivables                                                              80,728        199,339
    Inventories                                                              48,348         33,573
    Prepaid expenses and other current assets                               183,300          4,145
    Trade accounts payable                                                 (815,452)       715,650
    Accrued expenses                                                        143,547        (87,702)
Net cash provided by (used in) operating activities                        (407,298)       425,853

Investing activities
Purchases of property and equipment                                        (164,720)      (188,143)
Proceeds from sale of assets                                                 78,600              -
Net cash used in investing activities                                       (86,120)      (188,143)

Financing activities
Changes in short-term debt payable to banks                                       -       (100,000)
Proceeds from borrowings                                                          -         74,364
Principal payments on borrowings                                           (166,155)      (322,317)
Proceeds from sale of convertible preferred stock                           400,000              -
Proceeds from sale of common stock                                            11,875              -
Net cash provided by (used in) financing activities                          245,720      (347,953)

Change in cash                                                              (247,698)     (110,243)
Cash at beginning of year                                                    516,410       626,653
Cash at end of year                                                         $268,712      $516,410

Supplemental cash flow information:
Non-cash financing and investing activities:
Equipment and leasehold improvements financed by capital leases              $48,349      $      -
Interest paid                                                               $543,094      $424,734

See accompanying notes.


[CAPTION]

                           Cucos Inc.
               Statements of Shareholders' Equity

                                                                                      Additional      Retained
                                   Preferred      Common   Preferred         Common     Paid-In       Earnings
                                      Shares      Shares       Stock          Stock     Capital      (Deficit)          Total

 Balance as of June 28, 1998              -    2,651,730           -    $ 5,252,774    $110,788    $(4,091,184)    $  1,272,378
    Net loss                              -           -            -              -          -      (3,321,814)      (3,321,814)
 Balance as of June 27, 1999              -    2,651,730           -    $ 5,252,774    $110,788    $(7,412,998)    $ (2,049,436)
    Net loss                              -           -            -              -          -      (1,053,791)      (1,053,791)
    Sale of common stock                  -       11,875           -         11,875          -               -           11,875
    Sale of preferred stock         400,000            -   $ 400,000              -          -               -          400,000
    Balance as of July 2, 2000      400,000    2,663,605   $ 400,000    $ 5.264.649    $110,788    $(8,466,789)    $ (2,691,352)

See accompanying notes.



                           Cucos Inc.
                          July 2, 2000

                  Notes to Financial Statements

1.   Basis of Presentation and Significant Accounting Policies

Basis of Presentation: Cucos Inc. (the "Company") incurred a net loss of $1,053,791 in the fiscal year 2000 and $3,321,814 in the fiscal year 1999. In addition, at July 2, 2000, the Company had a net capital deficiency of $2,691,352 and was in default on debt totaling $3,105,031. See note 3. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.

The Company has developed plans to refocus its operations, reverse sales declines, increase restaurant profitability and reduce other operating and corporate expenses. The Company is also attempting to obtain alternate financing to repay the debt in default, or negotiate with its commercial lender to restructure the terms of the debt in default. The Company believes that it can continue to meet its obligations through the end of fiscal year 2001 if it can extend its existing forbearance agreement with its commercial lender, or restructure the terms of the debt in default, or obtain alternate financing to repay the debt, on terms acceptable to the Company. However, considering, among other things, the Company's history of net losses and the debt in default, there can be no assurance that these plans will have the expected effect on the Company's results of operations and its cash flows in fiscal 2001.

Fiscal Year: The Company uses a 52/53-week year for financial reporting purposes with its fiscal year ending on the Sunday closest to June 30. Fiscal year 2000 was a 53-week year, and fiscal year 1999 was a 52-week year.

Use of Estimates: The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Inventories:  Inventories,  consisting  primarily  of  food   and
beverages, are stated at the lower of cost (first-in, first-out method) or market.

Property and Equipment: Property and equipment is stated at cost. Depreciation and amortization are computed by the straight-line method over the assets' useful lives or their lease terms, whichever is shorter. Amortization of assets recorded under capital leases is included in depreciation expense. The useful lives of equipment range from 3-10 years, and the useful lives of leasehold improvements are generally 15 years.

Deferred Costs: Deferred costs represent debt issuance and other costs, which are primarily trademarks. Deferred debt issuance costs are amortized over the life of the related debt. Deferred site costs incurred in the selection of sites for new Company-owned restaurants are capitalized and amortized on a straight-line basis over a 10-year period; costs incurred in the selection of sites for franchised restaurants are accumulated and expensed when the related franchise revenue is recognized. If a potential site is abandoned, the deferred costs related to that site are charged to current operations. Other deferred costs, primarily trademarks, are amortized on a straight-line basis over 20 years.

Advertising  Costs: Advertising costs are expensed  as  incurred.
Advertising expense was $222,000 in fiscal 2000 and $794,000 in fiscal 1999.

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

Income Taxes: The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

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

2.   Tender Offer

In August 2000, pursuant to a tender offer to the Company's shareholders, the Jacksonville Restaurant Acquisition Corp.
(JRAC) purchased 1.2 million shares of the Company's Common Stock for $1,200,000 in cash. During fiscal 2000, JRAC purchased 400,000 shares of convertible Preferred Stock at $1 per share.

3.    Debt

Capital  lease  obligations, fixed interest rates
  of 12.09% to 14.2% with monthly payments of $10,100   $  330,805
Other                                                       37,933
                                                           368,738
Less current portion                                       190,767
                                                        $  177,971

Debt in default                                         $3,105,031

Debt in default represents a note payable to a commercial lender. This note is part of a pool of loans financed by the commercial lender at a stated interest rate of 11.6%. However, the loan agreement requires the Company to pay additional interest each month if certain loan pool conditions are not met. These monthly payments, if required, would increase interest incurred by a maximum of $400,000 over the life of the loan. During fiscal 2000, the Company incurred additional interest of $52,000 as a result of these requirements. The loan agreement also contains a provision that requires the Company to pay prepayment premiums in the event the loan is paid prior to its maturity. At July 2, 2000, this premium was approximately $660,000.

In May 1999, the Company and its commercial lender entered into a forbearance agreement whereby the commercial lender agreed to defer the Company's requirement to make required principal and interest payments for May, June and July 1999 until April 2001, and to defer required principal payments for August, September and October 1999 until April 2001. The Company did not make its required interest payment on October 1, 1999, nor did it make its required principal and interest payment on November 1, 1999 and December 1, 1999, and was therefore in default on its credit facility. The Company received notice from its commercial lender that under the terms of the credit facility, the entire amount outstanding, $3,105,031 at October 17, 1999 was immediately due, and the lender could take possession of the assets pledged as collateral. Until September 1, 2000, the commercial lender agreed, pursuant a forbearance agreement, to not exercise its rights to the collateral. The Company is attempting to obtain financing through JRAC to repay the debt in default, negotiate a waiver of the credit facility default, or obtain additional payment deferrals in fiscal year 2001. There can be no assurances that the Company will be successful in these efforts.

On September 29, 2000, the Company entered into a  ten
year Line of Credit Agreement (the "Credit Agreement") with JRAC, the Company's majority shareholder. Under the terms of the Credit Agreement, JRAC may lend the Company up to $5 million for working capital, payment of outstanding indebtedness, refurbishing units, establishing new units, and future acquisitions. The loan is secured by substantially all of the assets of the Company. Advances will accrue interest at an annual rate equal to three percentage points above the prime lending rate of Wells Fargo Bank. JRAC will receive an origination fee of two percent of the amount of each cash advance. Beginning January 1, 2001, the outstanding loans (which include $120,000 advanced from August 14, 2000 to August 28,
2000) will be repayable in monthly installments of principal and interest. The Company has the right to prepay in whole or part at any time any indebtedness outstanding under the Credit Agreement. Future advances under this line of credit are subject to the ability of JRAC to fund such advances.

This debt is collateralized by substantially all of the Company's restaurant equipment and leasehold improvements and other assets.

Maturities of long-term debt, including capital leases, not in default for each of the next five fiscal years are $190,767 in fiscal year 2001, $103,404 in fiscal year 2002, $63,268 in fiscal year 2003, $9,575 in fiscal year 2004, and $1,724 in fiscal year 2005.

The carrying amounts reported in the balance sheet for debt not in default approximate fair value, as estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing instruments. The Company is not able to calculate the fair value of debt in default.


4.   Charges Related to Closed Units and Asset Impairment

In fiscal year 1999, the Company recorded impairment charges of $1,926,557, primarily related to equipment, leasehold improvements, reacquired franchise rights and certain subleased properties. These charges were determined based upon the Company's accounting policy for impairment of long-lived assets, as described in Note 1. During fiscal 2000, management's efforts to dispose of these assets and settle related lease liabilities resulted in a net benefit of $117,304.

5.   Income Taxes

Significant components of the Company's deferred tax assets and liabilities are as follows:

     Deferred tax assets:
       Net operating loss carryforwards                2,543,000
       Tax credit carryforwards                          642,000
       Property and equipment                            283,000
       Other - net                                        85,000
     Total deferred tax assets                         3,553,000
     Valuation allowance for deferred tax assets      (3,488,000)
                                                          65,000

     Deferred tax liabilities:
       Prepaid expenses and deferred costs                65,000
     Net deferred tax assets                          $        -

The following is a reconciliation of income taxes at the federal statutory rate of 34% to income taxes reported in the statements of operations based on the loss before income taxes:

[CAPTION]

                                                       July 2, 2000    June 27, 1999
     Income tax benefit at the federal statuary rate    $ (318,000)    $ (1,129,000)
     State taxes, net of federal deductions                (37,000)        (121,000)
     Change in valuation allowance                         355,000        1,250,000
     Income taxes                                       $        -     $          -

At year end, the Company had net operating loss carryforwards of approximately $6,692,900 and investment and jobs tax credits carryforwards of approximately $642,000. These carryforwards expire beginning in 2001. The acquisition of 45% of the Company's stock by JRAC in August 2000 constituted a change in control. Internal Revenue Code provisions limit the amount of net operating loss carryforwards which can be utilized each year to approximately $200,000.

The Company has provided a valuation allowance for deferred tax assets, which may not be realized through future taxable income and the reversals of taxable temporary differences.

6.   Leases

The Company leases 12 restaurant facilities and its corporate headquarters under noncancelable operating lease agreements with initial lease terms expiring in fiscal 2001 and through fiscal 2008. The restaurant leases have remaining renewal options and provide for contingent rentals based on sales performance in excess of specified minimums. Contingent rentals were not material in any year. Some of the leases also have varying escalation clauses based either on fixed dollar increases, a percentage of the previous minimum annual rental, or the consumer price index.

The Company subleases three restaurant facilities under noncancelable sublease agreements with lease terms expiring in fiscal year 2002 through fiscal year 2011. The Company anticipates that income from these sublease agreements will be sufficient to cover the Company's remaining minimum lease payments.

Future minimum lease and sublease payments under the non-cancelable leases were as follows at year end:

                              Operating Leases                   Capital
                      Lease        Sublease         Net           Lease
2001                $923,000        $66,000       $857,000       $217,000
2002                 839,000         66,000        773,000        121,000
2003                 723,000         66,000        657,000         68,000
2004                 620,000         65,000        555,000         11,000
2005                 523,000         35,000        488,000          2,000
Thereafter           834,000         48,000        786,000              -
                                                                  419,000
               Less unamortized discount (12.09% - 14.2%)          88,000
                                                                 $331,000

Rent expense on all the Company's operating leases was $1,029,000 in fiscal 2000 and $1,419,000 in fiscal 1999.

7.   Related Party Transactions

The Company recorded a charge of $364,251 in the second quarter of the fiscal year 2000 in connection with the settlement with its former Chairman and CEO. The charge includes amounts attributable to the transfer of the Company's interest in a franchisee, LaMexiCo, L.LC., to the former Chairman and CEO and the forgiveness of debts owed to the Company by affiliated entities. The Company believes that the settlement was in the best interests of the Company and its shareholders.

During the third quarter of fiscal 2000, the Company negotiated a
settlement   with   a   former  board  member   and   franchisee.
Receivables of $55,000 were settled for a cash payment of $15,000 and forfeiture of $17,000 in development fees.

In addition, during the fourth quarter of fiscal 2000, the Company agreed to forgive $20,000 of debts owed by its former
President.  In return, the development fee of $500 for the  Baton
Rouge area was forfeited.

Also, in connection with the settlement with the former Chairman and CEO, the Company terminated agreements with Brothers Video, Inc., formerly an affiliated company, to supply video poker machines in nine Cucos restaurants located in Louisiana.

On January 26, 2000, the Company sold 300,000 shares of its Series A Preferred Stock, no par value per share (the Preferred Stock), to JRAC for $300,000. On February 1, 2000, the Company sold 100,000 shares of Preferred Stock to JRAC for $100,000. Each share of Preferred Stock is convertible at JRAC's option into one share of the Company's Common Stock. These shares were issued in a transactions exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), in a private offering to a single investor.

8.   Capital Stock

Convertible Preferred Stock: Each share of convertible preferred stock is convertible, at the option of the holder, into one share of common stock at any time.

Stock Option: The Company's 1993 Incentive Stock Option Plan (Option Plan) authorizes the grant of options to directors and management personnel for up to 509,000 shares of the Company's Common Stock. The option price of each incentive stock option granted may not be less than the fair market value of the Common Stock at date of grant. Additionally, the Company may award nonqualified stock options under the Option Plan at an exercise price of not less than the fair market value of the Common Stock at the date of grant. All options granted have 10-year terms and vest and become exercisable in four equal annual installments beginning one year after the grant date.

The  following  table summarizes options outstanding  for  fiscal
2000 and fiscal 1999.

[CAPTION]

                                                     2000                          1999
                                                             Weighted                       Weighted
                                               Shares         Average         Shares         Average
                                                             Exercise                       Exercise
                                                              Price                          Price

Outstanding at beginning of year               402,700          $1.26        444,200          $1.33
Granted                                        162,000          $1.02         43,500          $0.67
Forfeited                                    (189,625)          $1.25       (85,000)          $1.34
Exercised                                     (11,875)          $1.00              0              -
Outstanding at end of year                     363,200          $1.17        402,700          $1.26
Exercisable at end of year                     187,950                       311,800
Exercise price                                           $0.41- $1.94                 $0.72 - $1.94

The weighted average remaining contractual life of the options outstanding at July 2, 2000 is 6.8 years. The weighted average fair value of options granted during fiscal 2000 and fiscal 1999 were $1.08 and $0.59 per share, respectively.

Pro forma information regarding net income and earnings per share is required by FASB Statement 123, Accounting for Stock Based Compensation, which also requires that the information be determined as if the Company has accounted for its employee stock options under the fair value method. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for fiscal 2000 and the fiscal year 1999, respectively: weighted average risk-free interest rates of 6.34% and 6.06%; no dividends; volatility factors of the expected market price of the Company's common stock of .74 and .60; and a weighted-average expected life of the options of 5 years.

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

                                                  2000           1999

Pro forma net loss                            $(1,099,000)   $(3,397,000)
Pro forma loss per share - basic and diluted       $ (.42)       $ (1.28)

9.   Per Share Amounts

Basic loss per share amounts are based on the weighted average number of shares of common stock outstanding. Diluted per share amounts give effect to securities (stock options) outstanding, if any. Stock options were anti-dilutive in fiscal 2000 and fiscal 1999.

10.  Franchise Operations

In addition to its company-owned restaurants, the Company had five franchised restaurants in operation at the end of fiscal 2000. During fiscal 2000 two franchised restaurants opened and one franchised restaurant closed. During fiscal 1999 no franchised restaurant opened and one closed.


11.  Defined Contribution Plan

The Company sponsors a defined contribution savings plan which is available to substantially all employees. Eligible employees may contribute up to 20% of their compensation. The Company contributes an additional amount to the plan equal to 15% of employee contributions up to 5% of compensation. Company contributions were $13,086 and $13,465 in fiscal year 2000 and fiscal year 1999, respectively.

12.  Contingencies

On April 11, 1990, a franchisee filed a complaint in 24th District Court, State of Louisiana, Parish of Jefferson, Case No. 397856-5 against the Company and certain of its officers alleging breach of contract and misrepresentation and seeks damages in excess of $1.6 million. There has been no activity in this litigation for more than ten years except for a discovery request filed in January 1996, which avoided a dismissal of the litigation for non-prosecution. The Company believes the claims are without merit and the likelihood of a loss is remote.

Ronnie Natal Contractors, Inc. versus Cucos, Inc., Civil Action No. 95-17928, Section "L", Civil District Court for the Parish of Orleans, State of Louisiana. In this action, Ronnie Natal Contractors, Inc. ("Natal") and Current Electric, Inc. seek to recover on what is allegedly due and owing in connection with the build out of a Cucos Restaurant in New Orleans, Louisiana. Natal alleges it is owed $64,935.00; Current Electric claims to be owed $3,408.00. Cucos, Inc. does not deny that Natal and Current provided some service in connection with the restaurant build out, although Cucos does have questions with the accuracy of the amount claimed. Rather, the principal issue in this litigation is whether any amount is owed by Cucos, Inc. The restaurant at issue was not owned by Cucos, Inc. but rather was a franchise restaurant owned by LBG, Inc. a closely held corporation controlled by former members of management of Cucos.

Significantly, the amount claimed by Natal and Current Electric does not represent all amounts billed by them in connection with the restaurant build out. In fact, tenant build out funds were advanced by the lessor, and these funds were used in part to satisfy Current Electric and Natal's claims. However, as LBG defaulted on its lease, the lessor refused to advance further tenant build out leaving the balance that is allegedly due. Natal and Current claim that they were under the misapprehension that the work they were providing was for Cucos, Inc. as opposed to LBG citing the fact that persons at Cucos involved with franchisee relations had direct dealings with both Natal and Current.

Cucos has filed a third party demand against LBG. LBG has failed to answer timely, and Cucos is in the process of securing a default. A non jury trial of this matter is scheduled for January 9, 2001.

Discovery is not complete in this matter and it is not possible at this time to estimate the company's ultimate liability, if any. Counsel has been instructed to defend this matter vigorously, and counsel has not been provided with settlement authority.

The Company has various other lawsuits arising from its normal operations for which the Company carries appropriate levels of insurance. It is the opinion of management that the outcome of these matters will not have a material adverse effect on the Company's financial position or results of operations.



                 Report of Independent Auditors

The Board of Directors and Shareholders
Cucos Inc.

We have audited the accompanying balance sheet of Cucos Inc. as of July 2, 2000, and the related statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended July 2, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cucos Inc. at July 2, 2000, and the results of its operations and its cash flows for each of the two years in the period ended July 2, 2000, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the financial statements, the Company is in default on debt totaling $3,105,000. This default, combined with the Company's recurring losses from operations and net capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                              Ernst & Young LLP


New Orleans, Louisiana
September 6, 2000, except
for the third paragraph of
Note  3,  as to which the
date is September 29, 2000.



Item 8.   Changes  in  and   Disagreements  with  Accountants  on
          Accounting and Financial Disclosure.

          None.



                            PART III

Item 9.   Directors,  Executive Officers, Promoters  and  Control
          Persons;  Compliance with Section 16(a) of the Exchange
          Act of the Company.

           Reference is made to the information concerning the directors of the Company and the nominees for re-election as directors appearing under the caption "Election of Directors" in the 2000 Proxy Statement. Such information is incorporated herein by reference to the Company's 2000 Proxy Statement to be filed with the Securities and Exchange Commission in October, 2000.

           Reference is made to the information concerning the executive officers of the Company who are not directors appearing under the caption "Executive Officers of the Company" in the 2000 Proxy Statement. Such information is incorporated herein by reference to the Company's 2000 Proxy Statement to be filed with the Securities and Exchange Commission in October, 2000.

            Reference is made to the information concerning compliance with Section 16(a) of the Exchange Act appearing under the caption "Section 16(a), Beneficial Ownership Reporting Compliance" in the 2000 Proxy Statement. Such information is incorporated herein by reference to the Company's 2000 Proxy Statement to be filed with the Securities and Exchange Commission in October, 2000.

Item 10.    Executive Compensation.

            Reference is made to the information concerning remuneration of directors and executive officers of the Company appearing under the captions "Additional Information-Executive Compensation," "Additional Information-Stock Option Grants During Fiscal 2000," "Additional Information-Aggregated Stock Option Exercises and Fiscal Year-Ended Option Values," and "Additional Information-Compensation of Directors," in the 2000 Proxy Statement. Such information is incorporated herein by reference to the Company's 2000 Proxy Statement to be filed with the Securities and Exchange Commission in October, 2000.

Item  11.   Security Ownership of Certain Beneficial  Owners  and
            Management.

            Reference is made to the information concerning beneficial ownership of the Company's Common Stock, which is the only class of the Company's voting securities, appearing under the captions "Beneficial Ownership" and "Election of Directors" in the 2000 Proxy Statement. Such information is incorporated herein by reference to the Company's 2000 Proxy Statement to be filed with the Securities and Exchange Commission in October, 2000.

Item 12.   Certain Relationships and Related Transactions.

           Reference is made to the information regarding certain relationships and transactions between the Company and its directors, nominees for re-election as directors of the Company, its executive officers, beneficial owners of 5% or more of its Common Stock and any member of the immediate family of any of the foregoing persons, appearing under the caption "Additional Information-Certain Relationships and Related Transactions" in the 2000 Proxy Statement. Such information is incorporated herein by reference to the Company's 2000 Proxy Statement to be filed with the Securities and Exchange Commission in October, 2000.

Item 13.    Exhibits and Reports on Form 8-K.

      (a)   The  following exhibits are filed  with  this  Annual
Report or are incorporated herein by reference:

Exhibit                              Title
Number
 1 2        -  Joint Agreement of Merger, dated February 23,
               1983, of Cu-Co's of Biloxi, Inc.

 1 3-A      -  Copy of Articles of Incorporation of the Company.

 1 3-A-1    -  Copy of Amendment to Articles of Incorporation of
               the Company.

 1 3-A-2    -  Copy of Amendment to Articles of Incorporation of
               the Company.

 1 3-A-3    -  Copy of Amendment to Articles of Incorporation of
               the Company.

 1 3-B      -  Copy of By-Laws of the Company.

 2 3-B-1    -  Copy of Amendment to By-Laws of Company.

 9 3-B-2    -  Amended and Restated By-Laws of the Company.

 3 4-A      -  Rights Agreement, dated as of February 5, 1990,
               between the Company and Commercial National Bank in Shreveport.

 3 4-B      -  Letter, dated February 26, 1991, from Whitney
               National Bank to the Company confirming the change of Rights Agent from Commercial National
               Bank in Shreveport to Whitney National Bank.

 3 4-C      -  Assignment of Rights Agreement, dated August 30,
               1993, among Whitney National Bank, Boatmen's
               National Bank and the Company with respect to the change of Rights Agent from Whitney National Bank to Boatmen's National Bank.

 11 4-D     -  Copy of Mortgage and Security Agreement dated
               April 25, 1994, with First National Bank of
               Commerce for $450,000.

 11 4-E     -  Copy of Promissory Note dated October 27, 1994,
               with First National Bank of Commerce for
               $200,000.

 11 4-F     -  Copy of Promissory Note dated October 27, 1994,
               with First National Bank of Commerce for
               $250,000.

 11 4-G     -  Copy of Promissory Note dated October 27, 1994,
               with First National Bank of Commerce for
               $500,000.

 10 4-H     -  Note Purchase Agreement dated July 28, 1995 (with
               Exhibits).

 10 4-I     -  Amendment No. 1 to Rights Agreement dated March
               12, 1991.

 12 4-J     -  Assignment of Rights Agreement dated June 2,
               1997, among Boatman's National Bank, ChaseMellon
               Shareholder Services, L.L.C. and the Company with respect to the change of Rights Agent to ChaseMellon Shareholder Services, L.L.C.

 13 4-K     -  Assignment of Rights Agreement dated September
               21, 1998, among ChaseMellon shareholder Services,
               L.L.C., Registrar and Transfer Company and the
               Company with respect to the change of Rights
               Agent to Registrar and Transfer Company.

 1 10-A     -  Copy of Company's  1983 Stock Option Plan.

 1 10-B     -  Copy of letter agreement between the Company and
               certain stockholders of the Company relating to piggyback registration rights.

 4 10-C     -  Amendment No. 1 to 1983 Stock Option Plan of
               Cucos Inc.

 5 10-D     -  Amendment No. 2 to 1983 Stock Option Plan of
               Cucos Inc.

 5 10-E     -  Amendment No. 3 to 1983 Stock Option Plan of
               Cucos Inc.

 6 10-F     -  Amendment No. 4 to 1983 Stock Option Plan of
               Cucos Inc.

 7 10-G     -  Amendment No. 5 to 1983 Stock Option Plan of
               Cucos Inc.

 5 10-H     -  Form of Incentive Stock Option Agreement for 1983
               Stock Option Plan.

 5 10-I     -  Form of Non-Qualified (Employee) Stock Option
               Agreement for 1983 Stock Option Plan.

 5 10-J     -  Form of Non-Qualified (Director) Stock Option
               Agreement for 1983 Stock Option Plan.

 8 10-K     -  Description of Company's  Bonus Plan.

 9 10-L     -  Copy of Company's  1993 Stock Option Plan as
               amended.

 9 10-M        Form of Non-Qualified Stock Option Agreement for
               1993 Stock Option Plan

 9 10-N        Form of Incentive Stock Option Agreement for 1993
               Stock Option Plan

               Line of Credit Agreement between the Company and
14 10          Jacksonville Restaurant Acquisition Corp.

    23      -  Consent of Independent Auditors

    27      -  Financial Data Schedule
________________________________

1 Filed as an exhibit to the Company's Registration Statement on Form S-18 (Commission File No. 2-87372A) and incorporated herein by reference.

2    Filed  as an exhibit to Form 10-K for the fiscal year  ended
     July 1, 1984 (Commission File No. 0-12701) and incorporated herein by reference.

3    Filed  as  an  exhibit to Form 8-K dated February  23,  1991
     (Commission  File No. 0-12701), as amended by Form  8  dated
     March 12, 1991, and incorporated herein by reference.

4 Filed as an exhibit to the Company's Registration Statement on Form S-8 (Commission File No. 33-03953) and incorporated herein by reference.

5 Filed as an exhibit to the Company's Registration Statement on Form S-8 (Commission File No. 33-15785) and incorporated herein by reference.

6 Filed as an exhibit to the Company's Registration Statement on Form S-8 (Commission File No. 33-26941) and incorporated herein by reference.

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

13   Filed as an exhibit to Form 10-KSB dated September 29, 1998.

14   Filed as an exhibit to Form 10-KSB dated October 2, 2000.

           The Company is a party to various agreements defining the rights of holders of long-term debt of the Company, but no single agreement authorizes securities in an amount which exceeds 10% of the total assets of the Company. Accordingly, such agreements are omitted as exhibits as permitted by Item 601(b)
(4) (ii) of Regulation S-B.

      (b) No reports on Form 8-K were filed during the fourth quarter of fiscal 2000.

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


SIGNATURE



            In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                CUCOS INC.


Date:  October 2, 2000          By:  /s/ James W. Osborn
                                James W. Osborn
                                Chairman of the Board and
                                Chief Executive Officer

          In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated as of October 2, 2000.



/s/ Elias Daher                              /s/ Thomas L. McCormick
Elias Daher, Vice President of Operations    Thomas L. McCormick,
and Director                                 Director and Secretary



/s/ Lee W. Randall                           /s/ Calvin O. Cox
Lee W. Randall, Director                     Calvin O. Cox, Director



/s/ Dennis A. Grinn                          /s/ William F. Saculla
Dennis A. Grinn, Director                    William F. Saculla, Director



/s/ James W. Osborn.
James W. Osborn., President, Chairman
of the Board of Directors and
Chief Executive Officer


                          EXHIBIT INDEX

Exhibit                             Title
Number
 (1)  2     -  Joint Agreement of Merger, dated February 23,
               1983, of Cu-Co's of Biloxi, Inc.

 (1)  3-A   -  Copy of Articles of Incorporation of the
               Company.

 (1)  3-A-1 -  Copy of Amendment to Articles of Incorporation
               of the Company.

 (1)  3-A-2 -  Copy of Amendment to Articles of Incorporation
               of the Company.

 (1)  3-A-3 -  Copy of Amendment to Articles of Incorporation
               of the Company.

 (1)  3-B   -  Copy of By-Laws of the Company.

 (2)  3-B-1 -  Copy of Amendment to By-Laws of Company.

 (9)  3-B-2 -  Amended and Restated By-Laws of the Company.

 (3)  4-A   -  Rights Agreement, dated as of February 5, 1990,
               between the Company and Commercial National Bank in Shreveport.

 (3)  4-B   -  Letter, dated February 26, 1991, from Whitney
               National Bank to the Company confirming the change of Rights Agent from Commercial National
               Bank in Shreveport to Whitney National Bank.

 (3)  4-C   -  Assignment of Rights Agreement, dated August 30,
               1993, among Whitney National Bank, Boatmen's
               National Bank and the Company with respect to the change of Rights Agent from Whitney National
               Bank to Boatmen's National Bank.

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

 (11)  4-F  -  Copy of Promissory Note dated October 27, 1994, with First National Bank of Commerce for
               $250,000.

 (11)  4-G  -  Copy of Promissory Note dated October 27, 1994, with First National Bank of Commerce for
               $500,000.

 (10)  4-H  -  Note Purchase Agreement dated July 28, 1995
               (with Exhibits).

 (10)  4-I  -  Amendment No. 1 to Rights Agreement dated March
               12, 1991.

 (12)  4-J  -  Assignment of Rights Agreement dated June 2,
               1998, among Boatman's National Bank, ChaseMellon Shareholder Services, L.L.C. and the Company with respect to the change of Rights Agent to ChaseMellon Shareholders Services, L.L.C.

               Assignment of Rights Agreement dated September
(13) 4-K    -  21, 1998, among ChaseMellon shareholder
               Services, L.L.C., Registrar and Transfer Company and the Company with respect to the change of Rights Agent to Registrar and Transfer Company.

 (1)  10-A  -  Copy of Company's  1983 Stock Option Plan.

 (1)  10-B  -  Copy of letter agreement between the Company and certain stockholders of the Company relating to piggyback registration rights.

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

 (7)  10-G  -  Amendment No. 5 to 1983 Stock Option Plan of
               Cucos Inc.

 (5)  10-H  -  Form of Incentive Stock Option Agreement for
               1983 Stock Option Plan.

 (5)  10-I  -  Form of Non-Qualified (Employee) Stock Option
               Agreement for 1983 Stock Option Plan.

 (5)  10-J  -  Form of Non-Qualified (Director) Stock Option
               Agreement for 1983 Stock Option Plan.

 (8)  10-K  -  Description of Company's  Bonus Plan.

 (9)  10-L  -  Copy of Company's  1993 Stock Option Plan as
               amended.

 (9)  10-M     Form of Non-Qualified Stock Option Agreement for
               1993 Stock Option Plan

 (9)  10-N     Form of Incentive Stock Option Agreement for
               1993 Stock Option Plan

 (14)  10      Line of Credit Agreement between the Company and
               Jacksonville Restaurant Acquisition Corp

    23      -  Consent of Independent Auditors

    27      -  Financial Data Schedule

________________________________

(1) Filed as an exhibit to the Company's Registration Statement on Form S-18 (Commission File No. 2-87372A) and incorporated herein by reference.

(2)  Filed  as an exhibit to Form 10-K for the fiscal year  ended
     July 1, 1984 (Commission File No. 0-12701) and incorporated herein by reference.

(3)  Filed  as  an  exhibit to Form 8-K dated February  23,  1990
     (Commission  File No. 0-12701), as amended by Form  8  dated
     March 12, 1991, and incorporated herein by reference.

(4) Filed as an exhibit to the Company's Registration Statement on Form S-8 (Commission File No. 33-03953) and incorporated herein by reference.

(5) Filed as an exhibit to the Company's Registration Statement on Form S-8 (Commission File No. 33-15785) and incorporated herein by reference.

(6) Filed as an exhibit to the Company's Registration Statement on Form S-8 (Commission File No. 33-26941) and incorporated herein by reference.

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

(14) Filed as an exhibit to Form 10-KSB dated October 2, 2000.