Form 10-Q
period 2000-10-22
CUCOS INC
filed 2000-12-06
CIK 731724

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)

[x] Quarterly Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended October 22, 2000.

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

Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,663,605 shares of common stock, no par value, as of December 1, 2000.

Transitional Small Business Disclosure Format (check one):

Yes [ ] No [ X ]

Part I--Financial Information

ITEM I. FINANCIAL STATEMENTS

CUCOS INC.

BALANCE SHEET
Oct. 22, 2000
UNAUDITED
Assets
Current Assets
Cash	$ 260,923
Receivables less allowance for doubtful accounts of $56,569	19,894
Due from Affiliates	-
Inventories	161,594
Prepaid Expenses	205,571
Other Current Assets	4,000

TOTAL CURRENT ASSETS	651,982

Property, Equipment and Other
Equipment	2,108,597
Leasehold Improvements	3,028,359

5,136,956
Less Accumulated Depreciation and Amortization and Impairment Reserves	3,143,469

1,993,487

Deferred Costs Less Accumulated Amortization of $9,318	216,096
Other Assets	286,248

TOTAL ASSETS	$3,147,813

Liabilities and Shareholders' Equity
Current Liabilities
Trade Accounts Payable	1,382,107
Accrued Interest	261,977
Accrued Expenses	548,990
Current Portion of Long-Term Debt	190,649
Current Portion of Debt in Default	3,105,031

TOTAL CURRENT LIABILITIES	5,488,754

Long-Term Debt, Less Current Portion	376,187
Deferred Revenue	284,885

Net Capital Deficiency
Convertible Preferred Stock, No Par Value - 1,000,000 Shares Authorized, 400,000 Issued and Outstanding, Stated at Liquidation Preference Value of $1 Per Share	400,000
Common Stock, No Par Value - 20,000,000 Shares Authorized, 2,663,605 Shares Issued and Outstanding	5,264,649
Additional Paid-in Capital	110,788
Retained Earnings (Deficit)	(8,777,450)

NET CAPITAL DEFICIENCY	(3,002,013)

TOTAL LIABILITIES AND NET CAPITAL DEFICIENCY	$3,147,813

See Notes to Financial Statements

Part I--Financial Information

CUCOS INC.
STATEMENTS OF OPERATIONS
UNAUDITED
	16 Weeks Ended	16 Weeks Ended
	Oct. 22, 2000	Oct. 17, 1999
Restaurant Operations
Sales of Food and Beverages	$ 4,558,800	$ 5,399,329
Restaurant Expenses:
Cost of Sales	1,180,016	1,505,151
Restaurant Labor and Benefits	1,671,460	2,002,657
Other Operating Expenses	905,728	946,624
Occupancy Costs	506,857	547,760

Total Restaurant Expenses	4,264,061	5,002,192

Income from Restaurant Operations	294,739	397,137

Royalties and Franchise Revenues, Net of Expenses of $429 and $429, respectively	34,193	49,383
Commissary and Other Income	6,714	32,574

	335,646	479,094

Operations Supervision Expenses	169,475	197,893
Corporate Expenses	265,296	350,214
Charges Related to Closed Units and Asset Impairment	-	(72,968)

Operating Income (Loss)	(99,125)	3,955

Interest Expense	211,536	151,336

Income (Loss) Before Income Taxes	(310,661)	(147,381)
Income Taxes	-	-

Net Loss	$ (310,661)	$ (147,381)

Weighted Average Shares of Common Stock and Common Share Equivalents Outstanding - Basic and Diluted	2,663,605	2,651,730

Net Loss Per Share - Basic and Diluted	$(0.12)	$(0.06)

See Notes to Financial Statements

Part I--Financial Information

CUCOS INC.
STATEMENTS OF CASH FLOWS
UNAUDITED

	16 Weeks	16 Weeks
	Ended	Ended
	Oct. 22, 2000	Oct. 17, 1999

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$ (164,804)	$ (96,310)

INVESTING ACTIVITIES
Proceeds from Sale of Fixed Assets	-	25,000
Purchase of Property and Equipment	(41,083)	(44,389)

NET CASH USED IN INVESTING ACTIVITIES	(41,083)	(19,389)

FINANCING ACTIVITIES
Proceeds from Borrowing	220,000	-
Principal Payments on Borrowings	(21,902)	(24,691)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	198,098	(24,691)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,789)	(140,390)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	268,712	516,410

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 260,923	$ 376,020

NON CASH FINANCING AND INVESTING ACTIVITIES
Property and Equipment Acquired Through a Capital Lease	$ -	$ 48,349

See Notes to Financial Statements

CUCOS INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. The Company: Cucos Inc. (the "Company") owns and franchises Mexican restaurants under the name "Cucos". At October 22, 2000, twelve Company-owned restaurants and four franchised restaurants were in operation. At the end of the Comparable Quarter, there were twelve company-owned and five franchised restaurants in operation. Two company-owned restaurants were sold to franchisees during the Comparable Quarter.

2. Fiscal Year: The Company uses a 52/53 week year for financial reporting purposes with the Company's fiscal year ending on the Sunday closest to June 30 of each year. Fiscal 2001 will end on July 1, 2001, and consists of one sixteen-week quarter that ended October 22, 2000, and three twelve-week quarters ending January 14, 2001, and April 8, 2001, and July 1, 2001. Fiscal 2000 was a 53 week year, while fiscal year 2001 will be a 52 week year.

3. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principals. It is suggested that these financial statements be read in conjunction with the Company's Annual Report for the fiscal year ended July 2, 2000. In the opinion of management, these financial statements contain all normal recurring adjustments necessary to fairly present the financial results for the sixteen weeks ended October 22, 2000. Operating results for the period shown are not necessarily indicative of the operating results expected for the full fiscal year ending July 1, 2001.

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

6. Certain reclassifications of previously reported amounts have been made to conform to current classifications.

ITEM 2. MANAGEMENT'S DISCUSSION AND
ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Sales of Food and Beverage for the sixteen weeks ended October 22, 2000 (the "Current Quarter") decreased $840,529 (15.6%) to $4,558,800 from $5,399,329 for the sixteen weeks ended October 17, 1999 (the "Comparable Quarter"). The decline in sales is due primarily to two fewer restaurants in operation during the Current Quarter, a reduction in video poker income, and a decline in guest counts in the restaurants open throughout both quarters.

Two company-owned restaurants in Birmingham and Montgomery, Alabama, were closed during the Comparable Quarter accounting for 6.1% of the decline. Sales in restaurants open throughout both the Current and Comparable Quarters declined 8.5%, and the reduction in video poker revenue was .9%.

Restaurant Expenses in the Current Quarter decreased $738,131 (14.8%) to $4,264,061 from $5,002,192. Restaurant Expenses in the existing restaurants open throughout both quarters decreased $391,692 (8.4%).

A summary of the components of restaurant expenses are:

Description	Current Quarter	Comparable Quarter

Cost of Sales	25.9%	27.9%
Restaurant Labor and Benefits	36.7	37.1
Other Operating Expenses	19.9	17.5
Occupancy Costs	11.1	10.1

Total Restaurant Expenses	93.6%	92.6%

Net Royalties and Franchise Revenues declined $15,190 (30.8%) to $34,193 in the Current Quarter compared to $49,383 in the Comparable Quarter. During the Comparable Quarter, the franchise restaurant in Des Moines, Iowa, closed and the Development Agreement fee of $17,000 forfeited. Royalties from franchised restaurants open throughout both quarters increased 1.1%.

Commissary and Other Income decreased $25,860 (79.4%) to $6,714 from $32,574. During the second quarter of Fiscal Year 2000, the Company's contract to manage a franchised restaurant was cancelled. The reduction in the management fee income was $20,426, and the Company share of profits for this restaurant declined an additional $4,996 versus the Comparable Quarter.

Operations Supervision Expenses declined $28,418 (14.4%) to $169,475 in the Current Quarter compared to $197,893 in the Comparable Quarter. The decrease is primarily a reduction in the labor and benefit costs of the supervision personnel. In addition, costs associated with the supervision of the franchised restaurant discussed above were eliminated.

Corporate Expenses declined $84,918 (24.3%) to $265,296 in the Current Quarter compared to $350,214 in the Comparable Quarter. The reduction is primarily attributed to negotiated reductions of various vendor payables resulting in savings of $46,000. Furthermore, personnel reduction in the administrative and marketing departments as well as the downsize of the corporate offices resulted in additional savings.

Charges Related to Closed Units recorded income of $72,968 during the Comparable Quarter resulting from settlements with landlords to release the Company of its obligations and the forgiveness of accrued expenses for two underperforming closed units. Additionally, the Company recorded a gain on the sale of the Montgomery, Alabama, assets of $25,000 in the Comparable Quarter.

Interest Expenses increased $60,200 (39.8%) to $211,536 in the Current Quarter compared to $151,336 in the Comparable Quarter. This increase is primarily additional interest associated with the Company's credit facility, which is discussed in detail in the Liquidity and Capital Resources section.  .

LIQUIDITY AND CAPITAL RESOURCES

During the Current Quarter, the Company's operating activities used $164,804 in cash, compared to the Comparable Quarter, when operating activities used $96,310 in cash.

Net cash used by investing activities was $41,083 in the Current Quarter versus $19,389 in the Comparable Quarter. During the Comparable Quarter, the Company received a down payment of $25,000 from the sale of leasehold improvements and equipment for the Montgomery restaurant which was franchised in October of 1999.

Net cash provided by financing activities was $198,098 in the Current Quarter compared to cash used of $24,691 in the Comparable Quarter. During the Current Quarter, the Company signed a line of credit agreement with Jacksonville Restaurant Acquisition Corp. (JRAC) for a maximum of five million dollars. $220,000 was drawn down from the line during the Current Quarter.

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

On September 29, 2000, the Company entered into a ten year Line of Credit Agreement (the "Credit Agreement") with JRAC, the Company's majority shareholder. Under the terms of the Credit Agreement, JRAC may in its discretion lend the Company up to $5 million for working capital, payment of outstanding indebtedness, refurbishing units, establishing new units, and future acquisitions. The loan is secured by substantially all of the assets of the Company. Advances will accrue interest at an annual rate equal to three percentage points above the prime lending rate of Wells Fargo Bank. JRAC will receive an origination fee of two percent of the amount of each cash advance. Beginning January 1, 2001, the outstanding loans (which include $220,000 advanced from August 14, 2000 to October 6, 2000) will be repayable in monthly installments of principal and interest. The Company has the right to prepay in whole or part at any time any indebtedness outstanding under the Credit Agreement. Future advances under this line of credit are subject to the willingness and ability of JRAC to fund such advances. JRAC has advised the Company that it is not willing to make further advances under the Credit Agreement and, instead, has initiated discussions with the Company concerning other financial arrangements.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                   The Annual Meeting of Shareholders was held on November 9, 2000. The following matters were voted on and received the specified number of votes for, against and abstaining.

                   1.     Election of Directors:

Name of Nominees	Votes For	Votes Withheld
James W. Osborn	2,708,511	13,121
Calvin O. Cox	2,708,511	12,121
Elias Daher	2,708,511	13,121
Dennis A. Grinn	2,708,511	13,121
Thomas L. McCormick	2,708,511	13,121
Lee W. Randall	2,708,511	13,121
William F. Saculla	2,708,511	13,221

                   2.    Appointment of independent public accountants, Ernst & Young, LLP, for the Fiscal Year 2001: 2,721,411 votes for; 320 votes against; and 1 vote abstaining.

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

CUCOS INC.
(Registrant)

Date: December 6, 2000	By: /s/ James W. Osborn
James W. Osborn, President and Chief
Executive Officer