Form 10QSB
period 2001-01-14
CUCOS INC
filed 2001-02-23
CIK 731724

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)

[x] Quarterly Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended January 14, 2001.

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

Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,663,605 shares of common stock, no par value, as of February 9, 2001.

Transitional Small Business Disclosure Format (check one):

Yes [ ] No [ X ]

Part I--Financial Information
ITEM I. FINANCIAL STATEMENTS

CUCOS INC.
BALANCE SHEET
Jan. 14, 2001
UNAUDITED
Assets
Current Assets
Cash	$ 288,812
Receivables less allowance for doubtful accounts of $56,344	28,461
Inventories	146,386
Prepaid Expenses	247,934
Other Current Assets	3,926
TOTAL CURRENT ASSETS	715,519

Property, Equipment and Other
Equipment	2,116,326
Leasehold Improvements	3,075,493
5,191,819
Less Accumulated Depreciation and Amortization and Impairment Reserves	3,246,780
1,945,039

Deferred Costs Less Accumulated Amortization of $113,066	209,108
Other Assets	277,918
TOTAL ASSETS	$3,147,584

Liabilities and Net Capital Deficiency
Current Liabilities
Trade Accounts Payable	1,389,086
Accrued Interest	410,367
Accrued Expenses	573,836
Current Portion of Long-Term Debt	183,963
Debt in Default	3,105,031
TOTAL CURRENT LIABILITIES	5,662,283

Long-Term Debt, Less Current Portion	417,663
Deferred Revenue	251,619

Net Capital Deficiency
Convertible Preferred Stock, No Par Value - 1,000,000 Shares Authorized, 400,000 Issued and Outstanding, Stated at Liquidation Preference Value of $1 Per Share	400,000
Common Stock, No Par Value - 20,000,000 Shares Authorized, 2,663,605 Shares Issued and Outstanding	5,264,649
Additional Paid-in Capital	110,788
Retained Earnings (Deficit)	(8,959,418)
NET CAPITAL DEFICIENCY	(3,183,981)
TOTAL LIABILITIES AND NET CAPITAL DEFICIENCY	$3,147,584

See Notes to Financial Statements

Part I--Financial Information

CUCOS INC.
STATEMENTS OF OPERATIONS
UNAUDITED
	12 Weeks	12 Weeks	28 Weeks	28 Weeks
	Ended	Ended	Ended	Ended
	Jan. 14, 2001	Jan. 9, 2000	Jan. 14, 2001	Jan. 9, 2000
Restaurant Operations
Sales of Food and Beverages	$3,176,305	$3,416,986	$7,735,104	$8,816,316
Restaurant Expenses:
Cost of Sales	796,066	929,205	1,976,083	2,434,356
Restaurant Labor and Benefits	1,216,196	1,286,954	2,887,655	3,289,612
Other Operating Expenses	484,672	499,304	1,390,400	1,445,928
Occupancy Costs	359,423	371,924	866,280	919,684
Preopening Costs	0	0	0	0
Total Restaurant Expenses	2,856,357	3,087,387	7,120,418	8,089,580
Income from Restaurant Operations	319,948	329,599	614,686	726,736

Royalties and Franchise Revenues, Net of Expenses of $321 and $767	23,647	22,851	57,840	72,234
Commissary and Other Income	5,940	16,370	12,655	48,943
	349,535	368,820	685,181	847,913

Operations Supervision Expenses	120,198	155,924	289,673	353,817
Corporate Expenses	243,440	318,655	508,736	668,869
Charges Related to Settlement with Former Management	0	364,251	0	364,251
Charges Related to Closed Units and Asset Impairment	0	1,350	0	(71,618)
Operating Income (Loss)	(14,103)	(471,360)	(113,228)	(467,406)

Interest Expense	167,866	139,661	379,402	290,997
Loss Before Income Taxes and Extraordinary Item	(181,969)	(611,021)	(492,630)	(758,403)
Income Taxes	0	0	0	0
Net Loss	$(181,969)	$(611,021)	$(492,630)	$(758,403)

Weighted Average Shares of Common Stock -- Basic and Diluted	2,663,605	2,651,730	2,663,605	2,651,730

Net Loss Per Share - Basic and Diluted	(0.07)	(0.23)	(0.18)	(0.29)

See Notes to Financial Statements
Reclassifications have been made to conform to current classifications.

Part I--Financial Information

CUCOS INC.
STATEMENTS OF CASH FLOWS
UNAUDITED

	28 Weeks	28 Weeks
	Ended	Ended
	Jan. 14, 2001	Jan. 9, 2000

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$ (116,842)	$ (412,617)

INVESTING ACTIVITIES
Proceeds from Sale of Property and Equipment	-	27,100
Purchase of Property and Equipment	(95,947)	(59,937)

NET CASH USED IN INVESTING ACTIVITIES	(95,947)	(32,837)

FINANCING ACTIVITIES
Proceeds from Sale of Preferred Stock	-	300,000
Proceeds from Borrowing	270,000	-
Principal Payments on Borrowings	(37,111)	(121,579)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	232,889	178,421

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	20,100	(267,033)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	268,712	516,410

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 288,812	$ 249,377

NON CASH FINANCING AND INVESTING ACTIVITIES	-	$ 48,349

See Notes to Financial Statements

CUCOS INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.     The Company: Cucos Inc. (the "Company") owns and franchises Mexican restaurants under the name "Cucos". At January 14, 2001, twelve Company-owned restaurants and four franchised restaurants were in operation. At the end of the Comparable Quarter, there were twelve company-owned and five franchised restaurants in operation.

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

3.     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principals. It is suggested that these financial statements be read in conjunction with the Company's Annual Report for the fiscal year ended July 2, 2000. In the opinion of management, these financial statements contain all normal recurring adjustments necessary to fairly present the financial results for the twenty eight weeks ended January 14, 2001. Operating results for the period shown are not necessarily indicative of the operating results expected for the full fiscal year ending July 1, 2001.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND
ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
RESULTS OF OPERATIONS

Sales of Food and Beverage for the twelve weeks ended January 14, 2001 (the "Current Quarter") decreased $240,681 (7.0%) to $3,176,305 from $3,416,986 for the twelve weeks ended January 9, 2000 (the "Comparable Quarter"). The decline in sales is due primarily to a 10% decrease in guest counts and a 16.5% decrease in video poker revenues.

Sales of Food and Beverages for the twenty eight weeks ended January 14, 2001 (the "Current First Half") decreased $1,081,212 (12.3%) to $7,735,104 from $8,816,316. The decrease is primarily due to twelve restaurants in operation during the Current First Half compared to fourteen in operation during the Comparable First Half. Restaurants in operation during both Halves ("Comparable Restaurants") experienced a 9% decrease in guest counts. In addition, video poker revenues for the Current First Half declined 43.2% versus the Comparable First Half.

Two company-owned restaurants in Birmingham and Montgomery, Alabama, were closed during the Comparable First Quarter. Both restaurants were sold to former employees who operated the locations as franchisees of the Company. The restaurant in Birmingham was subsequently closed October, 2000.

Restaurant Expenses in the Current Quarter decreased $231,030 (7.5%) to $2,856,357 from $3,087,387 in the Comparable Quarter.

During the Current First Half, restaurant expenses declined $969,162 (12%) to $7,120,418 from $8,089,580 during the Comparable First Half. Expenses for Comparable Restaurants open throughout both halves decreased $611,519 (7.9%) to $7,120,418 during the Current First Half from $7,731,937 in the Comparable First Half.

A summary of the components of restaurant expenses are:

Description	Current Quarter	Comparable Quarter

Cost of Sales	25.06%	27.19%
Restaurant Labor and Benefits	38.29	37.66
Other Operating Expenses	15.26	14.61
Occupancy Costs	11.32	10.88
Total Restaurant Expenses	89.93%	90.35%

Net Royalties and Franchise Revenues increased $796 (3.5%) to $23,647 in the Current Quarter compared to $22,851 in the Comparable Quarter. Net Royalty and Franchise Revenue decreased $14,394 (20%) for the Current First Half to $57,840 compared to $72,234 in the Comparable First Half. During the Comparable First Quarter, the franchised restaurant in Des Moines, Iowa, closed and the Development Agreement fee of $17,000 was forfeited.

Commissary and Other Income decreased $10,430 (63.7%) to $5,940 in the Current Quarter versus $16,370 during the Comparable Quarter. Commissary and Other income declined $36,288 (74.1%) to $12,655 in the Current First Half versus $48,943 during the Comparable First Half.

During the Comparable First Half, the Company's contract to manage a franchised restaurant was cancelled. The cancellation resulted in decreased management fee and other income associated with this location of $35,647 during the Current First Half versus the Comparable First Half.

Operations Supervision Expenses declined $35,726 (22.9%) to $120,198 in the Current Quarter compared to $155,924 in the Comparable Quarter. The decrease is primarily a reduction in the allowance for bad debt associated with franchised restaurants' receivables offset by an increase in management training expenses.

Operations Supervision Expenses declined $64,144 (18.1%) to $289,673 in the Current First Half compared to $353,817 in the Comparable First Half. The decrease is primarily a reduction in the labor and benefit costs of supervisory personnel, a decrease in the allowance for bad debts, offset by an increase in management training expenses.

Corporate Expenses declined $75,215 (23.6%) to $243,440 in the Current Quarter compared to $318,655 in the Comparable Quarter. The decrease is attributed to a reduction in severance pay and legal costs associated with the management change that occurred during the Comparable Quarter.

Corporate Expenses declined $160,133 (23.9%) to $508,736 in the Current First Half compared to $668,869 in the Comparable First Half. The reduction is primarily attributed to negotiated reductions of various vendor payables resulting in savings to the Company. Furthermore, personnel reductions in the administrative and marketing departments, and the severance package discussed above, resulted in additional savings during the Current First Half.

The Company recorded a one-time expense of $364,251 in the Comparable Quarter in connection with the settlement with the former Board and its Chairman and CEO. This expense includes amounts attributable to the transfer of the Company's interest in a franchised restaurant to Mr. Vincent J. Liuzza, Jr. and the Company's forgiveness of debts owed to the Company by Mr. Liuzza and his affiliates. The Company believes that the settlement was in the best interest of the Company and its shareholders because, among other things, the settlement would eliminate substantial operating costs that were historically paid to Mr. Liuzza and associates.

Charges Related to Closed Units during the Comparable Quarter were $1,350; there were no charges during the Current Quarter. The Company recorded income during the Comparable First Half of $71,618 resulting from settlements with landlords to release the Company of its obligations and the forgiveness of accrued expenses for two underperforming closed units. Additionally, the Company recorded a gain on the sale of the Montgomery, Alabama, assets of $25,000 in the Comparable First Half.

Interest Expenses increased $28,205 (20.2%) to $167,866 in the Current Quarter compared to $139,661 in the Comparable Quarter. Interest Expense increased $88,405 (30.4%) to $379,402 in the Current First Half compared to $290,997 in the Comparable First Half. This increase is primarily additional interest associated with the Company's credit facility, which is discussed in detail in the Liquidity and Capital Resources section.

LIQUIDITY AND CAPITAL RESOURCES

During the Current First Half, the Company's operating activities used $116,842 in cash, compared to the Comparable First Half, when operating activities used $412,617 in cash.

Net cash used by investing activities was $95,947 in the Current First Half versus $32,837 in the Comparable First Half. During the Comparable First Half, the Company received a down payment of $25,000 from the sale of leasehold improvements and equipment for the Montgomery restaurant which was franchised in October of 1999.

Net cash provided by financing activities was $232,889 in the Current First Half compared to cash provided of $178,421 in the Comparable First Half. During the Current First Half, the Company signed a line of credit agreement with Jacksonville Restaurant Acquisition Corp. (JRAC) for a maximum of five million dollars. $270,000 was drawn from the line during the Current First Half. During the Comparable First Half, the Company received $300,000 from the sale of preferred stock. Payments during the Current and Comparable First Halves included principal payments on capital leases.

In May 1999, the Company and its commercial lender entered into a forbearance agreement whereby the commercial lender agreed to defer the Company's requirement to make required principal and interest payments for May, June and July 1999 until April 2001, and to defer required principal payments for August, September and October 1999 until April 2001. The Company did not make its required interest payment on October 1, 1999, nor did it make its required principal and interest payment on November 1, 1999 and December 1, 1999, and was therefore in default on its credit facility. The Company received notice from its commercial lender that under the terms of the credit facility, the entire amount outstanding, $3,105,031 at October 17, 1999 was immediately due, and the lender could take possession of the assets pledged as collateral. The Company has failed to make a payment required under a forbearance agreement in which its commercial lender agreed to not exercise its rights to the collateral until February 28, 2001. The Company is attempting to obtain financing through JRAC to repay the debt in default, negotiate a further waiver of the credit facility default, or obtain additional payment deferrals in fiscal year 2001. There can be no assurances that the Company will be successful in these efforts.

On September 29, 2000, the Company entered into a Line of Credit Agreement (the "Credit Agreement") with JRAC, the Company's majority shareholder. JRAC has advised the Company that it is not willing to make further advances under the Credit Agreement and, instead, has initiated discussions with the Company concerning other financial arrangements.

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

                    In May 1999, the Company and its commercial lender entered into a forbearance agreement whereby the commercial lender agreed to defer the Company's requirement to make required principal and interest payments for May, June and July 1999 until April 2001, and to defer required principal payments for August, September and October 1999 until April 2001. The Company did not make its required interest payment on October 1, 1999, nor did it make its required principal and interest payment on November 1, 1999 and December 1, 1999, and was therefore in default on its credit facility. The Company received notice from its commercial lender that under the terms of the credit facility, the entire amount outstanding, $3,105,031 at October 17, 1999 was immediately due, and the lender could take possession of the assets pledged as collateral. The commercial lender agreed, pursuant a forbearance agreement, to not exercise its rights to the collateral until February 28, 2001, but the Company is not currently in compliance with that agreement. The Company is attempting to obtain financing through JRAC to repay the debt in default, negotiate a further waiver of the credit facility default, or obtain additional payment deferrals in fiscal year 2001. There can be no assurances that the Company will be successful in these efforts.

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

CUCOS INC.
(Registrant)

Date: February 23, 2001	By: /s/ James W. Osborn
James W. Osborn, President and Chief
Executive Officer