Form 10QSB
period 2001-04-08
CUCOS INC
filed 2001-05-23
CIK 731724

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)

[x] Quarterly Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended April 8, 2001.

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

Yes [X]      No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,663,605 shares of common stock, no par value, as of May 2, 2001.

Transitional Small Business Disclosure Format (check one):

Yes [ ]        No [ X ]

PART I--FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

Omission of Financial Statements.

The interim financial statements required to be included in this Form 10-QSB have not been reviewed by independent auditors in accordance with SAS 71, Interim Financial Information, and, accordingly, have been omitted from this Form 10-QSB. The Company expects to file an amended Form 10-QSB to supply the reviewed interim financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION RESULTS OF OPERATIONS

The interim financial statements required to be included in this Form 10-QSB have not been reviewed by independent auditors in accordance with SAS 71, Interim Financial Information, and, accordingly, have been omitted from this Form 10-QSB. The Company expects to file an amended Form 10-QSB to supply the reviewed interim financial statements.

PART II -- OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDING

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

                  On May 4, 2001, the Company and its commercial lender entered into a Forbearance Agreement to replace a prior Forbearance Agreement under which the Company was in default. Under the new Forbearance Agreement, the Company's commercial lender agreed to defer the Company's principal payments with respect to various loans previously made by the lender until the end of June, 2001, and to accept reduced monthly payments in the interim. In return for this Forbearance Agreement, the Company has agreed to pursue selling the Company and/or obtaining alternate financing to pay off the debt to the lender and has stipulated that the indebtedness owing under with respect to the loans totaled $4,803,460.53 as of April 17, 2001. These loans are part of a pool of loans financed by the commercial lender at a stated interest rate of 11.6%. However, these loans require the Company to pay additional interest each month if certain loan pool conditions are not met. These monthly payments, if required, would increase interest incurred by a maximum of $400,000 over the life of the loans. During the Current Three Quarters, the Company incurred additional interest of $37,000 as a result of these requirements. The loan agreements also contain a provision that required the Company to pay prepayment premiums in the event the loans are paid prior to their maturity. At April 8, 2001, this premium was approximately $660,000. At the end of June, 2001, if the lender determines that the sale or refinancing is, or is not, viable, the lender can end the agreement or extend it on a month to month basis.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  None

ITEM 5.    OTHER INFORMATION.

                 None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

                a. Exhibits.

                    None

               b. Reports on Form 8-K

                   None.

CUCOS INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUCOS INC.
(Registrant)

Date: May 23, 2001	By: /s/ James W. Osborn
James W. Osborn, President and Chief
Executive Officer