Form 10QSB/A
period 2001-04-08
CUCOS INC
filed 2001-05-29
CIK 731724

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

Yes [ ] No [ X ]

Part I--Financial Information
ITEM I. FINANCIAL STATEMENTS

CUCOS INC.
BALANCE SHEET
April 8, 2001
UNAUDITED
Assets
Current Assets
Cash	$ 237,817
Receivables less allowance of $17,742	108,230
Inventories	144,446
Prepaid Expenses	223,547
Other Current Assets	3,906
TOTAL CURRENT ASSETS	717,946

Property, Equipment and Other
Equipment	2,071,429
Leasehold Improvements	2,897,458
4,968,887
Less Accumulated Depreciation and Amortization and Impairment Reserves	3,198,030
1,770,857

Deferred Costs Less Accumulated Amortization of $120,119	202,119
Other Assets	284,731
TOTAL ASSETS	$2,975,653

Liabilities and Net Capital Deficiency
Current Liabilities
Trade Accounts Payable	1,331,655
Accrued Interest	476,955
Accrued Expenses	520,017
Current Portion of Long-Term Debt	53,280
Debt in Default	3,105,031
TOTAL CURRENT LIABILITIES	5,486,938

Long-Term Debt, Less Current Portion	358,948
Deferred Revenue	233,318

Net Capital Deficiency
Convertible Preferred Stock, No Par Value - 1,000,000 Shares Authorized, 400,000 Issued and Outstanding, Stated at Liquidation Preference Value of $1 Per Share	400,000
Common Stock, No Par Value - 20,000,000 Shares Authorized, 2,663,605 Shares Issued and Outstanding	5,264,649
Additional Paid-in Capital	110,788
Retained Earnings (Deficit)	(8,878,988)
NET CAPITAL DEFICIENCY	(3,103,551)
TOTAL LIABILITIES AND NET CAPITAL DEFICIENCY	$2,975,653

See Notes to Financial Statements

Part I--Financial Information

CUCOS INC.
STATEMENTS OF OPERATIONS
UNAUDITED

	12 Weeks	12 Weeks	40 Weeks	40 Weeks
	Ended	Ended	Ended	Ended
	Apr. 8, 2001	Apr. 2, 2000	Apr. 8, 2001	Apr. 2, 2000
Restaurant Operations
Sales of Food and Beverages	$3,296,523	$3,467,536	$11,031,627	$12,283,852
Restaurant Expenses:
Cost of Sales	857,427	916,056	2,833,510	3,350,412
Restaurant Labor and Benefits	1,228,511	1,293,376	4,116,167	4,582,988
Other Operating Expenses	498,973	419,708	1,889,372	1,865,637
Occupancy Costs	371,814	387,233	1,238,094	1,306,917
Total Restaurant Expenses	2,956,725	3,016,373	10,077,143	11,105,954
Income from Restaurant Operations	339,798	451,163	954,484	1,177,898

Royalties and Franchise Revenues, Net of Expenses	27,272	24,591	85,113	96,826
Commissary and Other Income, Net of Expenses	2,969	(4,689)	15,624	44,254
	370,039	471,065	1,055,221	1,318,978

Operations Supervision Expenses	45,232	75,009	334,906	428,826
Corporate Expenses	254,442	250,773	763,178	919,642
Charges Related to Settlement with Former Management	0	0	0	364,251
Charges Related to Closed Units, Net	(157,270)	(28,716)	(157,270)	(100,334)
Operating Income (Loss)	227,635	173,999	114,407	(293,407)

Interest Expense	147,204	111,403	526,606	402,400
Income (Loss) Before Income Taxes	80,431	62,596	(412,199)	(695,807)
Income Taxes	0	0	0	0
Net Income (Loss)	$80,431	$62,596	$(412,199)	$(695,807)

Weighted Average Shares of Common Stock -- Basic and Diluted	2,663,605	2,663,605	2,663,605	2,655,293

Net Income (Loss) Per Share - Basic and Diluted	0.03	0.02	(0.15)	(0.26)

See Notes to Financial Statements
Reclassifications have been made to conform to current classifications.

Part I--Financial Information

CUCOS INC.
STATEMENTS OF CASH FLOWS
UNAUDITED

	40 Weeks	40 Weeks
	Ended	Ended
	Apr. 8, 2001	Apr. 2, 2000

NET CASH USED IN OPERATING ACTIVITIES	$ (172,511)	$ (553,143)

INVESTING ACTIVITIES
Proceeds from Sale of Property and Equipment	-	58,600
Purchases of Property and Equipment	(121,340)	(94,920)

NET CASH USED IN INVESTING ACTIVITIES	(121,340)	(36,320)

FINANCING ACTIVITIES
Proceeds from Sale of Preferred Stock	-	400,000
Proceeds from Sale of Common Stock	-	11,875
Change in Short Term Debt Payable to Banks	-	100,000
Proceeds from Borrowing	320,000	-
Principal Payments on Borrowings	(57,044)	(149,858)

NET CASH PROVIDED BY FINANCING ACTIVITIES	262,956	362,017

CHANGE IN CASH AND CASH EQUIVALENTS	(30,895)	(227,446)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	268,712	516,410

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 237,817	$ 288,964

NON CASH FINANCING AND INVESTING ACTIVITIES	-	$ 48,349

See Notes to Financial Statements.

Reclassifications have been made to conform to current classifications.

CUCOS INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.     The Company: Cucos Inc. (the "Company") owns and franchises Mexican restaurants under the name "Cucos". At April 8, 2001, eleven Company-owned restaurants and four franchised restaurants were in operation. At the end of the Comparable Quarter, there were twelve company-owned and five franchised restaurants in operation.

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

3.     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principals. It is suggested that these financial statements be read in conjunction with the Company's Annual Report for the fiscal year ended July 2, 2000. In the opinion of management, these financial statements contain all normal recurring adjustments necessary to fairly present the financial results for the forty weeks ended April 8, 2001. Operating results for the period shown are not necessarily indicative of the operating results expected for the full fiscal year ending July 1, 2001.

4.     Per share amounts are based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding.

5.     Because of the Company's recurring losses from operations, its net capital deficiency, and its default on its credit facility, there is substantial doubt about the Company's ability to continue as a going concern. The Company has taken steps to refocus its operations, reverse sales declines and increase restaurant profitability. However, considering, among other things, the Company's historical operating losses and the current lack of commitments from third parties to provide short-term or long-term financial resources, there can be no assurance that these actions will have the expected effect on the Company's results of operations and its cash flows in fiscal 2001.

6.     Certain reclassifications of previously reported amounts have been made to conform to current classifications.

ITEM 2. MANAGEMENT'S DISCUSSION AND
ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
RESULTS OF OPERATIONS

Sales of Food and Beverage for the twelve weeks ended April 8, 2001 (the "Current Quarter") decreased $171,013 (4.9%) to $3,296,523 from $3,467,536 for the twelve weeks ended April 2, 2000 (the "Comparable Quarter"). The decline in sales is due primarily to a 7.8% decrease in guest count and a 14.1% decrease in video poker revenues during the Current Quarter.

Sales of Food and Beverages for the forty weeks ended April 8, 2001 (the "Current Three Quarters") decreased $1,252,225 (10.2%) to $11,031,627 from $12,283,852. The decrease is primarily due to twelve restaurants in operation during the Current Three Quarters compared to fourteen in operation during the Comparable Three Quarters. Restaurants in operation during both periods ("Comparable Restaurants") experienced a 9% decrease in guest counts. In addition, video poker revenues for the Current Three Quarters declined 34.6% versus the Comparable Three Quarters.

Two company-owned restaurants in Birmingham and Montgomery, Alabama, were closed during the Comparable Three Quarters. Both restaurants were sold to former employees who operated the locations as franchisees of the Company. The restaurant in Birmingham was closed by the franchisee in October, 2000. In addition, the Company-owned restaurant in Pascagoula, Mississippi, was closed at the end of the Current Quarter.

Restaurant expenses decreased $59,648 (2%) to $2,956,725 during the Current Quarter from $3,016,373 in the Comparable Quarter. Other operating expenses increased 18.9% over the Comparable Quarter primarily due to increased utility and other service contract costs. In addition, during the Comparable Quarter, the Company received insurance proceeds from a fire that occurred at the Hammond location. Occupancy costs decreased 4% during the Current Quarter resulting from rent and taxes forgiven by the Pascagoula landlord.

Restaurant expenses for the Current Three Quarters declined $1,028,811 (9.3%) to $10,077,143 from $11,105,954 during the Comparable Three Quarters. For comparable restaurants open throughout both periods, restaurant expenses declined $675,190 (6.3%).

A summary of the components of restaurant expenses are:

Description	Current Quarter	Comparable Quarter

Cost of Sales	26.01%	26.42%
Restaurant Labor and Benefits	37.27	37.30
Other Operating Expenses	15.14	12.10
Occupancy Costs	11.28	11.17
Total Restaurant Expenses	89.70%	86.99%

Net Royalties and Franchise Revenues increased $2,681 (10.9%) to $27,272 in the Current Quarter compared to $24,591 in the Comparable Quarter. Net Royalty and Franchise Revenue decreased $11,173 (12.1%) for the Current Three Quarters to $85,113 compared to $96,826 in the Comparable Three Quarters. The decrease is primarily due to the Development Fee forfeited by the Des Moines, Iowa, franchisee. The restaurant closed during the First Quarter of the Comparable Year.

Commissary and Other Income increased $7,658 (163.3%) to $2,969 during the Current Quarter versus a loss of $4,689 during the Comparable Quarter. The increase is primarily due to incentive income from the Video Poker company to be earned over the life of the contract. In addition, the closure of the Commissary during the Comparable Quarter resulted in a charge for inventory reduction.

Commissary and Other Income declined $28,630 (64.7%) to $15,624 in the Current Three Quarters from $44,254 during the Comparable Three Quarters. During the Comparable Three Quarters, the Company's contract to manage a franchised restaurant was cancelled. The cancellation resulted in decreased management fee and other income associated with this location of $37,409 earned during the Comparable Three Quarters. Incentive income from the change in the video poker contract during the Current Three Quarters partially offset the loss.

Operations Supervision Expenses declined $29,777 (39.7%) to $45,232 in the Current Quarter compared to $75,009 in the Comparable Quarter. The decrease is primarily a reduction in the allowance for bad debt associated with franchised restaurants' receivables offset by an increase in management training expenses.

Operations Supervision Expenses declined $93,920 (21.9%) to $334,906 in the Current Three Quarters compared to $428,826 in the Comparable Three Quarters. The decrease is primarily a reduction in the allowance for bad debts offset by an increase in supervisory and management training expenses.

Corporate Expenses increased $3,669 (1.5%) to $254,442 in the Current Quarter compared to $250,773 in the Comparable Quarter. This increase is attributed to an increase in legal and insurance expenses offset by a reduction in personnel costs.

Corporate Expenses declined $156,464 (17.0%) to $763,178 in the Current Three Quarters compared to $919,642 in the Comparable Three Quarters. The reduction is primarily attributed to negotiated reductions of various vendor payables and personnel reductions in the administrative, marketing, and accounting departments which resulted in savings to the Company. Additionally, during the Comparable Three Quarters, the Company recorded severance expenses incurred during the management change.

The Company recorded a one-time expense of $364,251 in the Comparable Three Quarters in connection with the settlement with the former Board and its Chairman and CEO. This expense includes amounts attributable to the transfer of the Company's interest in a franchised restaurant to Mr. Vincent J. Liuzza, Jr. and the Company's forgiveness of debts owed to the Company by Mr. Liuzza and his affiliates. The Company believes that the settlement was in the best interest of the Company and its shareholders because, among other things, the settlement would eliminate substantial operating costs that were historically paid to Mr. Liuzza and associates.

The Company recorded savings of $157,270 during the Current Quarter when a settlement was negotiated with a lender for equipment in the Meridian, Mississippi, restaurant, which was closed during Fiscal Year 1999. This favorable settlement was offset by costs of $64,832 incurred to close the Pascagoula, Mississippi, restaurant. During the Comparable Quarter, the Company recorded a gain of $28,716 primarily from the sale of the Montgomery, Alabama, restaurant.

Charges Related to Closed Units recorded savings of $157,270 during the Current Three Quarters versus savings of $100,334 during the Comparable Three Quarters. Successful negotiations with the Meridian equipment lender offset by the costs to close the Pascagoula, Mississippi, restaurant resulted in the savings during the Current Three Quarters. Savings in the Comparable Three Quarters resulted from settlements with landlords to release the Company of its obligations and the forgiveness of accrued expenses for two underperforming closed units. In addition, the Company recorded a gain on the sale of the Montgomery, Alabama, assets of $55,000.

Interest Expenses increased $35,801 (32.1%) to $147,204 in the Current Quarter compared to $111,403 in the Comparable Quarter. Interest Expense increased $124,206 (30.9%) to $526,606 in the Current Three Quarters versus $402,400 in the Comparable Three Quarters. This increase is primarily additional interest associated with the Company's credit facility, which is discussed in detail in the Liquidity and Capital Resources section.

Net Income for the Current Quarter increased $17,835 (28.5%) to $80,431 versus income of $62,596 during the Comparable Quarter. The Net Loss for the Current Three Quarters decreased $283,608 (40.8%) to $412,199 compared to a Net Loss of $695,807 during the Comparable Three Quarters.

LIQUIDITY AND CAPITAL RESOURCES

During the Current Three Quarters, the Company's operating activities used $175,511 in cash, compared to the Comparable Three Quarters, when operating activities used $553,143 in cash.

Net cash used by investing activities was $121,340 in the Current Three Quarters versus $36,920 in the Comparable Three Quarters for purchases of equipment and leasehold improvements. During the Comparable Three Quarters, the Company received $58,600 primarily from the sale of assets at the Montgomery, Alabama, restaurant which was franchised in October, 1999.

Net cash provided by financing activities was $262,956 in the Current Three Quarters compared to cash provided of $362,017 in the Comparable Three Quarters. In the Current Three Quarter, the Company drew down $320,000 under a now suspended Line of Credit Agreement dated September 29, 2000, with Jacksonville Acquisition Corporation (JRAC), the Company's majority shareholder. JRAC has advised the Company that no further advances can be made under the Credit Agreement. During the Comparable Three Quarters, the Company received $400,000 from the sale of preferred stock, $11,875 from the sale of common stock, and $100,000 from short term borrowings from a bank. Payments during the Current and Comparable Three Quarters included principal payments on loans and capital leases.

On May 10, 2001, the Company and its commercial lender entered into a Forbearance Agreement to replace a prior Forbearance Agreement which had expired and under which the Company was in default. Under the new Forbearance Agreement, the Company's commercial lender agreed to defer the Company's principal payments with respect to various loans previously made by the lender until the end of June, 2001, and to accept reduced monthly payments in the interim. In return for this Forbearance Agreement, the Company has agreed to pursue selling the Company and/or obtaining alternate financing to pay off the debt to the lender and has stipulated that the indebtedness owed with respect to the loans totalled $4,803,460.53 as of April 17, 2001, including interest of $506,102, prepayment penalty of $806,772, and credit enhancement of $385,556. These loans are part of a pool of loans financed by the commercial lender at a stated interest rate of 11.6%. At the end of June, 2001, if the lender determines that the sale or refinancing is, or is not, viable, the lender can end the agreement or extend it on a month to month basis.

Because of the Company's recurring net losses, the debt in default, its net capital deficiency, and the lack of firm commitments from third parties to provide short-term or long-term financial resources, there can be no assurance that the Company will be able to perform its obligations under the Forbearance Agreement or meet its other obligations as they come due in 2001.

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

Part II-Other Information

ITEM 1.     LEGAL PROCEEDING

                   None, except as previously reported in the Company's Annual Report (Form 10-KSB) for the year ended July 2, 2000.

                    Regarding the matter of Ronnie Natal Contractors, Inc. vs. Cucos Inc., as discussed in the Company's 2000 Annual Report, on January 8, 2001, the Company and Natal agreed to settle for $31,500, payable in monthly installments of $2,000 until May, 2002.

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

CUCOS INC.
(Registrant)

Date: May 29, 2001	By: /s/ James W. Osborn
James W. Osborn, President and Chief
Executive Officer