Form 10KSB40
period 2001-07-01
CUCOS INC
filed 2001-09-28
CIK 731724

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)
/X/	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) for the fiscal year ended July 1, 2001

/ /	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) for the transition period from ____________ to ___________

Commission file number 0-12701

CUCOS INC.

(Exact name of Small Business Issuer in its charter)

Louisiana	72-0915435
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 Veterans Blvd., Suite 222, Metairie, Louisiana	70005
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (504) 835-0306

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:

Common Stock, no par value

(Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

Issuer's revenues for its most recent fiscal year: $14,221,544.

Aggregate market value (based on the average bid and asked prices in the over the-counter market) of the voting stock held by non-affiliates of the Issuer as of September 25, 2001: approximately 2,663,605.

Number of shares outstanding of each of the Issuer's Classes of common stock as of September 4, 2001: 2,663,605 shares of Common Stock, no par value.

Documents Incorporated By Reference.

Portions of the definitive Proxy Statement for the 2001 Annual Meeting of Shareholders (the "2001 Proxy Statement") are incorporated by reference into Part III of this Form 10-KSB.

INTRODUCTORY

        Definitions. Except where the context indicates otherwise, the following terms have the following respective meanings when used in this Annual Report: the "Annual Report" means this report on Form 10-KSB, "Common Stock" means the common stock, no par value per share, of Cucos Inc., the "Company" or "Cucos" means Cucos Inc. and the "fiscal 2001" means the 52 weeks ended July 1, 2001, which is the year for which this Annual Report is filed.

        Presentation and Dates of Information. The Item numbers appearing in this Annual Report correspond with those used in Securities and Exchange Commission (the "Commission") Form 10-KSB (and, to the extent that it is incorporated into Form 10-KSB, the letters used in the Commission's Regulation S-B) as effective on the date hereof, which specifies the information required to be included in Annual Reports to the Commission. The information contained in this Annual Report is, unless indicated to be given as of a specified date or for a specified period, given as of September 4, 2001. In computing the aggregate market value of the Company's voting stock held by non-affiliates disclosed on the cover page to this Annual Report, the following stockholders were treated as affiliates: all executive officers and directors of the Company; any person owning more than 10% of the Company's Common Stock.

PART I

Item 1.     Business

                The Company is a Louisiana corporation organized in 1981. In November 1999, the shareholders of the Company acted by written consent to remove and replace six members of the board of directors. In August 2000, Jacksonville Restaurant Acquisition Corp. ("JRAC") acquired 1.2 million shares of Common Stock and became the majority shareholder of the Company. In connection with acquiring control of the Company, JRAC made a preliminary review of various potential business strategies. These strategies include acquiring other private companies in the casual dining segment and then considering strategic alternatives. The strategy also includes refurbishing existing Cucos restaurants and pursuing the expansion of both company and franchised Cucos restaurants. The strategies are totally dependent on JRAC obtaining the necessary financing which has not been activated to date.

                The Company operates and franchises full-service restaurants serving moderately priced Sonoran and Tex-Mex Mexican appetizers and entrees and complementing alcoholic and non-alcoholic beverages.

                At the end of the fiscal 2001, 14 restaurants were operating under the Cucos name, of which 10 were owned by the Company and 4 by franchisees. There were seventeen restaurants in operation at the end of fiscal year 2000. During the fiscal year 2001, one franchised restaurant and two Company-owned restaurants closed.

COMPANY-OWNED RESTAURANTS

                General.     Cucos Mexican Restaurants are full service restaurants emphasizing fresh ingredients and its own proprietary recipes.

                Cucos serves a variety of traditional Mexican dishes and appetizers such as sizzling steak, chicken, or shrimp Fajitas, Burritos, Enchiladas, Tamales, and Chimichangas. Cucos also serves several large combination dinners. The restaurants serve vegetarian items as well as burgers. Cucos' margarita was voted Best Margarita in New Orleans for the eighth year in a row by New Orleans Magazine. Cucos was also voted Best Mexican Restaurant in New Orleans by the readers of New Orleans Magazine for the eighth year and by Gambit this year.

                The restaurants are decorated with Mexican antiques and furniture, terra-cotta tile and large, hand-painted colorful murals, which are unique to each Cucos restaurant. Mexican pottery, southwestern plants, colorful hand-made Mexican flowers and festive lighting add more Mexican touches to the casual restaurants.

                Food sales accounted for approximately 79% of revenues at the Company-owned restaurants operated in fiscal 2001, with alcoholic and other beverages representing approximately 20% of revenues. Special luncheon items range in price from $5.50 to $7.65. The prices of the specialty and combination dinner items range from $5.95 to $12.95. The per person average check, including beverage, for fiscal 2001 was $11.46 and the average dining time per table was approximately 45 minutes.

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

                The Company requires each candidate for general manager to undergo a training program designed to familiarize the candidate with all aspects of the Company's operations. A candidate serves as a manager before becoming a general manager. Persons selected for training as general managers normally have several years of food service experience.

                Purchasing.     Management believes that centralized purchasing is advantageous to the Company in that it has allowed it to take advantage of certain volume discounts. Fresh produce, beverages and certain other items are purchased by each Company-owned restaurant from local wholesalers. The Company believes that satisfactory local sources of supply are generally available for all of the other items it regularly uses in its restaurants. However, the Company's credit condition may limit its ability to identify alternative sources of suppliers.

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

FRANCHISED RESTAURANTS

                The Company, during fiscal year 2002, plans to attempt to re-activate the franchising program, seeking new franchisees to help grow the system. No assurances can be given as to the number of franchise development areas that will be sold during the fiscal year 2002 or the impact of development fee revenues upon the Company's profitability and cash position during fiscal year 2002.

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

                Before acquiring a site for a restaurant in the licensed territory, the developer must submit to the Company certain information concerning the site and certain market information. Upon the Company's approval of the site, the developer is required to enter into a license agreement with the Company with respect to the restaurant to be developed under the development agreement.

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

                Generally, franchisees are required to pay to the Company under the license agreement a negotiated up front initial License fee plus a continuing royalty fee of 4% of gross revenues at the restaurant. In addition, franchisees are required to pay a continuing monthly contribution to an advertising materials fund equal to .5% of gross revenues at the restaurant and if a national advertising fund or a regional advertising fund applicable to the franchisee's region is established by the Company (the Company has not done so to date), the franchisees must also pay to the Company continuing monthly contributions, for use by such funds, equal to amounts not to exceed 1% and 2% of gross revenues of the restaurant, respectively, for the national media fund or the regional advertising fund in the franchisee's region. The Company has not established and currently lacks the resources to establish a national or regional advertising fund and accordingly has not required contributions for such funds.

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

EMPLOYEES

                At the end of fiscal 2001, the Company-owned restaurants employed 474 persons, consisting of 355 part-time and 119 full-time persons, which included 32 full-time general managers and managers. In addition, 8 persons were employed at the Company's executive office. The Company endeavors to control its employee turnover rate by offering to all full-time restaurant employees certain paid benefits, including life insurance, health insurance and vacation. None of the Company's employees are represented by a labor union. The Company has experienced no work stoppages attributable to labor disputes and considers its employee relations to be satisfactory.

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

                The Company competes with several national chains including El Chico, Rio Bravo, Don Pablo's, El Patio, Chili's, Applebees, Olive Garden, LaFiesta, and Chevy's, as well as many local dining concepts. Several of the national chains have had significant funding available provided by public stock offerings, which has enabled them to expand significantly in the Company's smaller markets. These expansions have adversely impacted the Company's guest counts in the smaller markets. These national chains, as well as some regional chains, operate more restaurants and have greater financial resources and greater name recognition than the Company. In addition, gaming operations in the Company's Louisiana and Mississippi markets often offer food at discounted or below cost prices which represent an additional level of indirect competition in those markets.

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

                Each of the Company's restaurants is subject to licensing and regulation by state liquor control boards and the state police in Louisiana (with respect to video poker), and by municipal health, sanitation, safety and fire department agencies. The Company expects that liquor sales and video poker revenues will account for a significant portion of the Company's revenues. During fiscal 2001, liquor sales and video poker revenues accounted for approximately 20.2% and 1.2%, respectively, of food and beverage revenues. The loss of an existing liquor license or video poker license would adversely affect the Company's operations at that restaurant.

                The Company is also subject to the provisions of the Americans with Disabilities Act. The Company has remodeled its restaurants to meet these requirements where necessary.

MISCELLANEOUS

                Seasonality.     The Company's results are materially impacted by seasonality. Usually the highest sales periods occur in late spring and summer, with sales declining in the fall and winter. This is especially true for the Gulf Coast restaurants where sales are more dependent on tourism.

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

Item 2.        Properties.

                All of the Company-owned restaurants are located in facilities that are leased from third parties. The following table summarizes certain information concerning Company-operated restaurants located in facilities that are leased from others as of September 4, 2001.

Location	Opened/Acquired	Size (Sq. Ft.)	Dining Capacity	Lease Expires	Lease Option(s) Through
New Orleans - Metairie, LA	June 1981	5,138	136	2007	2027
Biloxi, MS	April 1982	5,600	159	2002	2032
New Orleans - Westbank, LA	September 1983	4,800	147	2005	2015
Monroe, LA	June 1984	4,476	146	2004	2019
Slidell, LA	November 1984	5,300	139	2008	2018
Alexandria, LA	March 1985	5,125	143	2005	2005
New Orleans - Uptown, LA	November 1985	4,152	120	2005	2015
Hammond, LA	July 1990	6,062	130	2002	None
Birmingham, AL	March 1992	4,560	150	2006	2012
Houma, LA	September 1992	6,000	148	2007	2017
Ruston, LA	February 1996	5,476	162	2003	2026

                The New Orleans-Westbank, Slidell and Birmingham locations are in strip shopping centers. The Hammond and Houma locations are in shopping malls. Six leased locations are freestanding buildings. The restaurant leases require the Company to pay real estate taxes, insurance and utilities, and to bear repair, maintenance and other expenses normally borne by the lessee under a triple net lease. In the opinion of the management of Company, the leased properties are adequately covered by insurance.

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

                Ronnie Natal Contractors, Inc. versus Cucos, Inc., Civil Action No. 95-17928, Section "L", Civil District Court for the Parish of Orleans, State of Louisiana. On January 22, 2001, a Consent Judgment was rendered in favor of Ronnie Natal Contractors, Inc. against Cucos Inc. Natal alleged it was owed $64,934, and a subcontractor, Current Electric, was owed $3,408.00 in connection with the build out of a Cucos restaurant in New Orleans, Louisiana. Cucos Inc. contended the restaurant at issue was not owned by Cucos, but rather a franchised restaurant owned by L.B.G., Inc., a closely held corporation controlled by former members of management of Cucos, Inc. The Company thought it was in the Company's best interest to settle this matter, and on January 8, 2001, the Company authorized a negotiated settlement of $31,500.00. Cucos Inc. shall make 30 consecutive payments of $1,000.00 on the first and fifteenth of each month beginning February 2, 2001, and a final payment of $1,500.00 on May 2, 2002.

Item 4.     Submission of Matters to a Vote of Security Holders.

                No matters were submitted to a vote of the Registrant's security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the Fiscal Year.

PART II

Item 5.     Market for the Company's Common Stock and Related Shareholder Matters.

Cucos Inc. - Stock Data

                The Company's Common Stock, which was formerly traded on The NASDAQ Small-Cap Market under the symbol CUCO, was delisted on February 2, 1999. The Company's Common Stock is currently listed on the OTC Bulletin Board. The following table sets forth the range of the high and low bid and ask prices for each of the quarters indicated for fiscal 2001 and fiscal 2000 as indicated by Yahoo Finance website.

Fiscal 2001	High Ask	Low Bid
1st Quarter ended 10/22/00	$2.000	$0.6562
2nd Quarter ended 1/14/01	0.7500	0.2969
3rd Quarter ended 4/8/01	0.3438	0.1875
4th Quarter ended 7/1/01	0.3000	0.1200

Fiscal 2000	High Ask	Low Bid
1st Quarter ended 10/17/99	$0.875	$0.125
2nd Quarter ended 1/9/00	2.2650	0.6520
3rd Quarter ended 4/2/00	1.6875	1.0000
4th Quarter ended 7/2/00	1.3750	0.6250

                On September 24, 2001, the closing bid and ask prices for the Company's Common Stock were $.13 bid and $.21 ask.

                The foregoing quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

                Since becoming a public company, the Company has paid no cash dividends and has no present capability or intention of paying dividends. Payment of dividends is precluded by the Company's current  financial condition and is prohibited by the Company's agreements with its commercial lenders.

                Approximate number of shareholders (including beneficial shareholders through nominee registration) as of September 23, 2001: 736.

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

                On January 20, 2000, and on May 16, 2000, the Company granted options to purchase an aggregate of 135,000 shares of Common Stock to some of its officers and directors. These options were issued in transactions exempt from registration pursuant to Section 4(2) of the Securities Act.

                On August 24, 2000, the Company granted options to purchase an aggregate of 50,000 shares of Common Stock to some of its outside directors. These options were issued in transactions exempt from registration pursuant to Section 4(2) of the Securities Act.

Item 6.     Management's Discussion and Analysis.

Overview

                The Company operates and franchises full-service restaurants serving moderately priced Sonoran and Tex-Mex Mexican appetizers and entrees and complementing alcoholic and non-alcoholic beverages. At the end of fiscal 2001, 14 restaurants were operating under the Cucos name, 10 of which were owned by the Company and 4 by franchisees. There were seventeen restaurants in operation at the end of fiscal 2000. During fiscal 2001, one franchised restaurant and two Company-owned restaurants were closed.

Fiscal 2001 Compared to Fiscal 2000

                Sales of Food and Beverages declined $1,870,845 (11.6%) to $14,221,554 from $16,082,399. During Fiscal 2001, the company-owned restaurant in Pascagoula, Mississippi, was closed at the end of the Third Quarter. During Fiscal 2000, two company-owned restaurants in Alabama were closed during the first quarter. The decrease in sales is primarily the result of three fewer restaurants in Fiscal 2001 accounting for $617,985 of the decline. Sales of Food and Beverages at Cucos' restaurants open throughout the 2001 and 2000 fiscal years (the "Comparable Cucos Restaurants") decreased 8% or $1,178,397. Guest counts declined for Comparable Cucos Restaurants 8.5%. In addition, Video Poker revenues declined $64,463 (27.7%) due to the effect of a new contract with its Video Poker Operator.

                Net Royalty and Franchisee Revenues decreased $12,232 (9.76%) to $113,079 from $125,311. The decrease is due to $17,500 in Development Fees forfeited by two franchisees that gave up Development rights during Fiscal 2000. This decrease was offset by an increase in royalties of $4,570 (4.2%) from the remaining four franchised restaurants and a reduction in franchise supervision expenses.

                Commissary and Other Income increased $5,510 (31.8%) to $22,828 from $17,318. During the Second Quarter of Fiscal 2000, the Company's contract to manage a franchise restaurant was cancelled. The reduction in management fee income and the Company's share of profit from this restaurant was $37,409. The loss of this revenue was partially offset by the decline of expense the Company incurred in Fiscal 2000 when its Commissary was closed and by incentive income the Company received in Fiscal 2001 from the new Video Poker Operator.

                Restaurant Cost of Sales decreased $655,254 (15%) to $3,708,105 from $4,363,359. The reduction due to the three closed restaurants was $169,679, while Comparable Cucos Restaurants' Cost of Sales decreased $485,575. Cost of Sales as a percentage of sales of Food and Beverage Sales decreased .09% for Comparable Cucos Restaurants.

                Restaurant Labor and Benefits decreased $705,477 (11.8%) to $5,290,839 from $5,996,316. Closed restaurants accounted for $249,674 while Comparable Cucos Restaurants Labor and Benefit costs declined $455,803. Comparable Labor and Benefit costs increased .71% as a percentage of sales.

                Other Operating Expenses decreased $752 (.03%) to $2,430,876 from $2,431,628. Comparable Cucos Restaurants Other Operating Costs increased $85,373 (3.82%) offset by decreased costs of $86,125 associated with the closed restaurants. The increase in costs for Comparable Cucos Restaurants is due primarily to increased utility costs.

                Occupancy Costs decreased $104,824 (6.1%) to $1,614,364 from $1,719,188. The reduction attributed to the closed restaurants was $69,972, while Comparable Cucos Restaurants Occupancy expenses declined $34,852. As a percentage of sales, Comparable Cucos Restaurants Occupancy Costs declined 2.2%.

                Operations Supervision Expenses declined $154,875 (27.6%) to $406,202 from $561,077. The decrease is primarily a reduction in supervisory costs and bad debt provision offset by an increase in management training labor and benefits.

                Corporate Expenses decreased $243,072 (20.4%) to $950,434 from $1,193,506. The reductions are attributable to reductions of personnel in the marketing, accounting, and administration departments, reduced management salary expense, downsizing of the corporate offices, and reduced accounting and legal fees. These reductions were offset by fewer reductions of vendor payables negotiated by a consultant begun in Fiscal 2000.

                During Fiscal 2000, the Company recorded a charge of $364,251 in connection with the settlement with the former Chairman and CEO. The expense primarily included amounts attributable to the transfer of the Company's interest in a franchised restaurant to the former Chairman and CEO and the forgiveness of a receivable from a company affiliated with the former Chairman and CEO.

                Closed units and impaired assets recorded income of $126,516 in Fiscal 2001. The settlement of a lease for equipment at the Meridian, Mississippi, unit, closed in Fiscal 1999, resulted in savings of $222,102. These savings were offset by closing expenses related to the Pascagoula, Mississippi, restaurant, and an adjustment of impaired property in Macon and Columbus, Georgia. During Fiscal 2000, management's effort to dispose of these assets and settle related lease liabilities resulted in a net benefit of $117,304.

                Interest expense decreased $68,709 (9%) to $698,089 from $766,798. The decline is primarily reduced interest expense associated with the credit facility, settlement of the Meridian equipment lease, and declining balances on other leases offset by new loans provided by JRAC, which will be discussed in the Liquidity and Capital Resources discussed below.

 Liquidity and Capital Resources

                The Company continues to incur net losses, is in default with its commercial lender, has a net capital deficiency, and lacks short-term or long-term financial resources.  There can be no assurance, accordingly, that the Company will be able to meet its obligations as they come due in 2002.

                In Fiscal 2001, the Company's operating activities used $23,852 versus $407,298 in Fiscal 2000. The change in net cash used by operating activities from Fiscal 2000 to Fiscal 2001 resulted primarily from the settlement of the lease for the Meridian, Mississippi, unit, and an increase in deferred revenue. During Fiscal 2000, the Company significantly reduced its trade accounts payable. During Fiscal 2001, the Company decreased its trade payables, but not to the extent of Fiscal 2000.

                During Fiscal 2001, the Company's working capital needs were financed by loans of $320,000 from a line of credit to Jacksonville Restaurants Acquisition Corp. ("JRAC"). During Fiscal 2000, the Company funded working capital needs through the sale of $400,000 of Convertible Preferred Stock to JRAC.

                Net cash used by investing activities was $154,059 in Fiscal 2001 compared to $86,120 in Fiscal 2000. In Fiscal 2000, the Company received $78,600 from the sale of assets for a closed unit.

                Net cash provided by financing activities was $250,814 in Fiscal 2001, including the loans from JRAC totaling $320,000 netted against $69,186 used for payments on long-term debt. Net cash provided by financing activities was $245,720 in Fiscal 2000, and included $400,000 of proceeds from the sale of convertible preferred stock and $166,155 of principal payments on long-term debt.

                The Company considers earnings before interest, taxes, depreciation and amortization (EBITDA) to be a relevant indicator of liquidity. EBITDA is not a measure defined by accounting principles generally accepted in the United States, however. The amounts presented below may not be comparable to similarly titled measures reported by other companies. EBITDA decreased to $445,908 for fiscal year ended July 1, 2001 compared to $503,347 for fiscal year ended July 2, 2000.

	EBITDA
	Fiscal Year Ended
	July 1, 2001	July 2, 2000

Net Loss	$ (614,932)	$ (1,053,791)

Add:
Depreciation and amortization of property and equipment	584,853	543,393
Interest	698,089	766,798
Charges related to closed units and asset impairment, net	(222,102)	(117,304)
Charges related to settlement with former management	0	364,251

EBITDA	$ 445,908	$ 503,347

                The Company has been in default under its credit facility with its principal commercial lender since October 17, 1999.  In May 1999, the Company and its commercial lender entered into a forbearance agreement whereby the commercial lender agreed to defer the Company's requirement to make required principal and interest payments for May - July 1999 until April 2001, and to defer required principal payments for August - October 1999 until April 2001. The Company was unable to make the required payments beginning October 1, 1999. On October 17, 1999, the company received notice from its lender that under the terms of the credit facility, the entire principal amount outstanding, $3,105,031, was immediately due, and the lender could take possession of the assets pledged as collateral. On September 29, 2000, the commercial lender agreed pursuant to a forbearance agreement, to not exercise its right to the collateral until October 31, 2000. Since October 31, 2000, the commercial lender has extended month to month forbearance agreements with the stipulation that the Company pay required interest payments each month, and the Company either refinances its debt, merge, or sell the Company. There can be no assurance that the commercial lender will continue to forbear from attempting to enforce rights against its collateral.  If the commercial lender were to attempt to enforce such rights, the company could be required to cease operations or to operate only under the protection of the United States Bankruptcy Courts.

                On September 29, 2000, the Company entered into a ten year Line of Credit Agreement (the "Credit Agreement") with JRAC, the Company's majority shareholder. Under the terms of the Credit Agreement, JRAC may lend the Company up to $5 million for working capital, payment of outstanding indebtedness, refurbishing units, establishing new units, and future acquisitions. The loan is secured by substantially all of the assets of the Company. Advances will accrue interest at an annual rate equal to three percentage points above the prime-lending rate of Wells Fargo Bank. JRAC will receive an origination fee of two percent of the amount of each cash advance. The Company has the right to prepay in whole or part at any time any indebtedness outstanding under the Credit Agreement.

                During fiscal 2001, JRAC advanced a total of $320,000 to the Company. Further advances under this line of credit are subject to the ability of JRAC to fund such advances.  The company believes that JRAC currently lacks such ability.  Under the terms of the Credit Agreement, the Company was scheduled to begin monthly principal and interest payments on January 1, 2001, but has not done so.  JRAC has not, at this time, placed the Company in default or initiated collection proceedings against the Company.

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

Seasonality

                The Company's results are materially affected by seasonality. Usually the highest sales periods occur in late spring and summer, with sales declining in the fall and winter. This is especially true for the Gulf Coast restaurants where sales are more dependent on tourism.

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

Item 7. Financial Statements.

Cucos Inc.

Balance Sheet

July 1, 2001

Assets
Current assets:
Cash	$ 241,792
Receivables less allowance for doubtful accounts of $20,517	73,461
Inventories	129,518
Prepaid expenses	155,816
Other current assets	3,906
TOTAL CURRENT ASSETS	604,493

Property and equipment:
Equipment	1,672,486
Leasehold improvements	2,804,573
4,477,059
Less accumulated depreciation and amortization and impairment reserves	2,804,967
1,672,092

Deferred costs, less accumulated amortization of $127,043	195,131
Other assets	225,644
TOTAL ASSETS	$ 2,697,360

Liabilities and Net Capital Deficiency
Current liabilities:
Trade accounts payable	$ 1,243,865
Accrued interest	580,377
Accrued expenses	439,577
Current portion of long-term debt	53,542
Debt in default	3,105,031
TOTAL CURRENT LIABILITIES	5,422,392

Long-term debt, less current portion	346,546
Deferred revenue	234,706

Net Capital Deficiency:
Convertible preferred stock, no par value-1,000,000 shares authorized: 400,000 issued and outstanding, stated at liquidation preference value of $1 per share	400,000
Common stock, no par value - 20,000,000 shares: authorized, 2,663,605 shares issued and outstanding	5,264,649
Additional paid-in capital	110,788
Retained earnings deficit	(9,081,721)
NET CAPITAL DEFICIENCY	(3,306,284)
TOTAL LIABILITIES AND NET CAPITAL DEFICIENCY	$ 2,697,360

See accompanying notes.

Cucos Inc.

Statements of Operations

	Fiscal Year Ended
	July 1, 2001	July 2, 2000
Restaurant operations:
Sales of food and beverages	$ 14,221,554	$16,082,399
Restaurant expenses:
Cost of sales	3,708,105	4,363,359
Restaurant labor and benefits	5,290,839	5,996,316
Other operating expenses	2,430,876	2,431,628
Occupancy expenses	1,614,364	1,719,188
Total restaurant expenses	13,044,184	14,510,491
Income from restaurant operations	1,177,370	1,571,908

Royalties and franchise revenues, net of expenses of $1,394 and $2,093, respectively	113,079	125,311
Commissary and other income	22,828	17,318
	1,313,277	1,714,537

Operations supervision expenses	406,202	561,077
Corporate expenses	950,434	1,193,506
Charges related to settlement with former management	-	364,251
Charges related to closed units and asset impairment, net of favorable settlements	(126,516)	(117,304)
Operating income (loss)	83,157	(286,993)
Interest expense	698,089	766,798
Loss before income taxes	(614,932)	(1,053,791)
Income taxes	-	-
Net loss	$ (614,932)	$(1,053,791)

Net loss per share - basic and diluted	$ (0.23)	$ (0.40)

Weighted average number of common shares and common share equivalents outstanding - basic and diluted	2,663,605	2,661,188

See accompanying notes.

Cucos Inc.

Statements of Cash Flows

	Fiscal Year Ended
	July 1, 2001	July 2, 2000
Operating activities
Net loss	$ (614,932)	$ (1,053,791)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Costs paid related to closed units	(16,372)	(42,961)
Settlement related to closed units	(219,465)	-
Depreciation and amortization of property and equipment	584,853	543,393
Amortization of deferred costs	30,283	30,283
Change in deferred revenue	(36,248)	187,212
Gain on sale of assets and other	-	(76,156)
Charges related to settlement with former management	-	364,251
Changes in operating assets and liabilities:
Receivables	25,554	80,728
Inventories	21,439	48,348
Prepaid expenses and other current assets	(960)	183,300
Other non current assets	28,254	-
Trade accounts payable	(102,762)	(815,452)
Accrued expenses	176,681	143,547
Net cash used in operating activities	(123,675)	(407,298)

Investing activities
Purchases of property and equipment	(154,059)	(164,720)
Proceeds from sale of assets	-	78,600
Net cash used in investing activities	(154,059)	(86,120)

Financing activities
Changes in short-term debt payable to banks	-	-
Proceeds from borrowings	320,000	-
Principal payments on borrowings	(69,186)	(166,155)
Proceeds from sale of convertible preferred stock	-	400,000
Proceeds from sale of common stock	-	11,875
Net cash provided by financing activities	250,814	245,720

Change in cash	(26,920)	(247,698)
Cash at beginning of year	268,712	516,410
Cash at end of year	$ 241,792	$ 268,712

Supplemental cash flow information:
Non-cash financing and investing activities:
Equipment and leasehold improvements financed by capital leases	$ -	$ 48,349
Interest paid	$ 438,964	$ 543,094

See accompanying notes.

Cucos Inc.

Statements of Shareholders' Equity

	Preferred Shares	Common Shares	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Total
Balance as of June 27, 1999	-	2,651,730	$ -	$ 5,252,774	$ 110,788	$(7,412,998)	$(2,049,436)

Net loss for Fiscal 2000	-	-	-	-	-	(1,053,791)	(1,053,791)
Sale of common stock	-	11,875	-	11,875	-	-	11,875
Sale of preferred stock	400,000	-	400,000	-	-	-	400,000
Balance as of July 2, 2000	400,000	2,663,605	$400,000	$ 5,264,649	$ 110,788	$(8,466,789)	$(2,691,352)

Net Loss for Fiscal 2001	-	-	-	-	-	(614,932)	(614,932)

Balance July 1, 2001	400,000	2,663,605	$400,000	$5,264,649	$110,788	$(9,081,721)	$(3,306,284)

See accompanying notes.

Cucos Inc.

July 1, 2001

Notes to Financial Statements

1.     Basis of Presentation and Significant Accounting Policies

Basis of Presentation: Cucos Inc. (the "Company") incurred a net loss of $614,932 in the Fiscal Year 2001 and $1,053,791 in the Fiscal Year 2000. In addition, at July 1, 2001, the Company had a net capital deficiency of $3,306,284 and was in default on debt totaling $3,105,031. See note 3. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the uncertainties related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.

The Company has developed plans to refocus its operations, reverse sales declines, increase restaurant profitability and reduce other operating and corporate expenses. The Company is also attempting to obtain alternate financing to repay the debt in default, or negotiate with its commercial lender to restructure the terms of the debt in default. The Company believes that it can continue to meet its obligations through the end of fiscal year 2002 if it can extend its existing forbearance agreement with its commercial lender, or restructure the terms of the debt in default, or obtain alternate financing to repay the debt, on terms acceptable to the Company. However, considering, among other things, the Company's history of net losses and the debt in default, there can be no assurance that these plans will have the expected effect on the Company's results of operations and its cash flows in fiscal 2002.

Fiscal Year: The Company uses a 52/53-week year for financial reporting purposes with its fiscal year ending on the Sunday closest to June 30. Fiscal year 2001 was a 52-week year, and fiscal year 2000 was a 53-week year.

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

Deferred Costs: Deferred costs represent debt issuance and other costs, which are primarily trademarks. Deferred debt issuance costs are amortized over the life of the related debt. Deferred site costs incurred in the selection of sites for new Company-owned restaurants are capitalized and amortized on a straight-line basis over a 10-year period. Other deferred costs, primarily trademarks, are amortized on a straight-line basis over 20 years

Advertising Costs: Advertising costs are expensed as incurred. Advertising expense was $150,000 in fiscal 2001 and $222,000 in fiscal 2000.

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

Stock-Based Compensation: The Company accounts for its stock compensation arrangements with its employees under the provision of Accounting Principles Board No. 25, Accounting for Stock Issued to Employees.

2.     New Accounting Principle

The Company adopted Financial Accounting Standards Board No. 133, "Accounting for Derivative Instrument and Hedges Activities," as amended on July 3, 2000.  As the Company had no derivative on July 3, 2000, there was no financial statement impact.

3.     Tender Offer

In August 2000, pursuant to a tender offer to the Company's shareholders, the Jacksonville Restaurant Acquisition Corp. (JRAC) purchased 1.2 million shares of the Company's Common Stock for $1,200,000 in cash. During fiscal 2000, JRAC purchased 400,000 shares of convertible Preferred Stock at $1 per share

4.       Debt
Capital lease obligations, fixed interest rates of 12.09% to 13.64% with monthly payments of $3,662	$ 80,088
Notes payable to JRAC	320,000
400,088
Less current portion	53,542
$ 346,546

Debt in default	$ 3,105,031

Debt in default represents a note payable to a commercial lender. This note is part of a pool of loans financed by the commercial lender at a stated interest rate of 11.6%. However, the loan agreement requires the Company to pay additional interest each month if certain loan pool conditions are not met. These monthly payments, if required, would increase interest incurred by a maximum of $400,000 over the life of the loan. During fiscal 2001, the Company incurred additional interest of $48,000 as a result of these requirements. The loan agreement also contains a provision that requires the Company to pay prepayment premiums in the event the loan is paid prior to its maturity. At July 1, 2001, this premium was approximately $660,000.

In May 1999, the Company and its commercial lender entered into a forbearance agreement whereby the commercial lender agreed to defer the Company's requirement to make required principal and interest payments for May - July 1999 until April 2001, and to defer required principal payments for August - October 1999 until April 2001. The Company did not make its required interest payment on October 1, 1999, until April 2000. On October 17, 1999, the company received notice from its lender that under the terms of the credit facility, the entire principal amount outstanding, $3,105,031, was immediately due, and the lender could take possession of the assets pledged as collateral. On September 29, 2000, the commercial lender agreed pursuant to a forbearance agreement, to not exercise its right to the collateral until October 31, 2000. Since October 31, 2000, the commercial lender has extended month to month forbearance agreements with the stipulation that the Company pay required interest payments each month, and the Company either refinances its debt, merge, or sell the Company.

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

During fiscal 2001, JRAC advanced a total of $320,000 to the Company. Further advances under this line of credit are subject to the ability of JRAC to fund such advances.  The company believes that JRAC currently lacks such ability.  Under the terms of the Credit Agreement, the Company was scheduled to begin monthly principal and interest payments on January 1, 2001, but has not done so.  JRAC has not, at this time, placed the Company in default or initiated collection proceedings against the Company.

Maturities of long-term debt, including capital leases, not in default for each of the next five fiscal years are $53,542 in fiscal year 2002, $52,030 in fiscal year 2003, $31,870 in fiscal year 2004, $27,812 in fiscal year 2005, and $28,443 in fiscal year 2006.

The carrying amounts reported in the balance sheet for debt not in default approximate fair value, as estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing instruments. The Company is not able to calculate the fair value of debt in default

5.     Charges Related to Closed Units and Asset Impairment

In fiscal year 2000, the Company recorded a benefit in impaired assets of $117,304, primarily related to equipment, leasehold improvements, reacquired franchise rights and certain subleased properties. This benefit was determined based upon the Company's accounting policy for impairment of long-lived assets, as described in Note 1. During fiscal 2001, management's efforts to dispose of these assets and settle related lease liabilities resulted in a net benefit of $126,516.

6.     Income Taxes

Significant components of the Company's deferred tax assets and liabilities are as follows:

Deferred tax assets:
Net operating loss carryforwards	$2,884,000
Tax credit carryforwards	642,000
Property and equipment	205,000
Other - net	53,000
Total deferred tax assets	3,784,000
Valuation allowance for deferred tax assets	(3,721,000)
63,000

Deferred tax liabilities:
Prepaid expenses and deferred costs	63,000
Net deferred tax assets	$ -

The following is a reconciliation of income taxes at the federal statutory rate of 34% to income taxes reported in the statements of operations based on the loss before income taxes:

	July 1	July 2
	2001	2000

Income tax benefit at the federal statutory rate	$(209,000)	$318,000)
State taxes, net of federal deductions	(25,000)	(37,000)
Change in valuation allowance	234,000	355,000
Income taxes	$ -	$ -

At July 1, 2001, the Company had net operating loss carryforwards of approximately $7,588,800 and investment and jobs tax credits carryforwards of approximately $642,000. These carryforwards expire beginning in 2002. The acquisition of 45% of the Company's stock by JRAC in August 2000 constituted a change in control. Internal Revenue Code provisions limit the amount of net operating loss carryforwards which can be utilized each year to approximately $200,000.

The Company has provided a valuation allowance for deferred tax assets, which may not be realized through future taxable income and the reversals of taxable temporary differences.

7.     Leases

The Company leases 11 restaurant facilities and its corporate headquarters under noncancelable operating lease agreements with initial lease terms expiring in fiscal 2002 and through fiscal 2008. The restaurant leases have remaining renewal options and provide for contingent rentals based on sales performance in excess of specified minimums. Contingent rentals were not material in any year. Some of the leases also have varying escalation clauses based either on fixed dollar increases, a percentage of the previous minimum annual rental, or the consumer price index.

The Company subleases three restaurant facilities under noncancelable sublease agreements with lease terms expiring in fiscal year 2002 through fiscal year 2011. The Company anticipates that income from these sublease agreements will be sufficient to cover the Company's remaining minimum lease payments.

Future minimum lease and sublease payments under the non-cancelable leases were as follows at year end:

	Operating Leases			Capital
	Lease	Sublease	Net	Lease
2002	$ 830,000	$ 66,000	$ 764,000	$ 44,000
2003	704,000	66,000	638,000	36,000
2004	590,000	66,000	524,000	10,000
2005	433,000	35,000	398,000	3,000
2006	278,000	5,000	273,000	-
Thereafter	389,000	43,000	346,000	-
				93,000
	Less unamortized discount (12.09% - 13.6%)			13,000
				$ 80,000

Rent expense on all the Company's operating leases was $995,000 in fiscal 2001 and $1,029,000 in fiscal 2000.

8.      Related Party Transactions

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

Starting August 14, 2000, through January 24, 2001, JRAC advanced to the Company $320,000 under the Line of Credit executed September 29, 2000.

9.     Capital Stock

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

The following table summarizes options outstanding for fiscal 2001 and fiscal 2000.

	2001		2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	363,200	$1.17	402,700	$1.26
Granted	52,000	$1.02	162,000	$1.02
Forfeited	(80,000)	$1.06	(189,625)	$1.25
Exercised	-	-	(11,875)	$1.00
Outstanding at end of year	335,200	$1.17	363,200	$1.17
Exercisable at end of year	111,075		187,950
Exercise price		$0.41- $1.94		$0.41- $1.94

The weighted average remaining contractual life of the options outstanding at July 1, 2001 is 6.9 years. The weighted average fair value of options granted during fiscal 2001 and fiscal 2000 were $.82 and $1.08 per share, respectively.

Pro forma information regarding net income and earnings per share is required by FASB Statement 123, Accounting for Stock Based Compensation, which also requires that the information be determined as if the Company has accounted for its employee stock options under the fair value method. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for fiscal 2001 and the fiscal year 2000, respectively: weighted average risk-free interest rates of 5.18% and 6.34%; no dividends; volatility factors of the expected market price of the Company's common stock of 1.091 and .74; and a weighted-average expected life of the options of 5 years.

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

	2001	2000
Pro forma net loss	$(677,000)	$(1,099,000)
Pro forma loss per share - basic and diluted	$(.25)	$ (.42)

10.     Per Share Amounts

Basic loss per share amounts are based on the weighted average number of shares of common stock outstanding. Diluted per share amounts give effect to securities (stock options and convertible securities) outstanding, if any. All such securities were anti-dilutive in fiscal 2001 and fiscal 2000.

11.     Franchise Operations

In addition to its company-owned restaurants, the Company had four franchised restaurants in operation at the end of fiscal 2001. During fiscal 2000 two franchised restaurants opened and one franchised restaurant closed.

12.     Defined Contribution Plan

The Company sponsors a defined contribution savings plan which is available to substantially all employees. Eligible employees may contribute up to 20% of their compensation. The Company contributes an additional amount to the plan equal to 15% of employee contributions up to 5% of compensation. Company contributions were $10,960 and $13,086 in fiscal year 2001 and fiscal year 2000 respectively.

13.     Contingencies

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

Ronnie Natal Contractors, Inc. versus Cucos, Inc., Civil Action No. 95-17928, Section "L", Civil District Court for the Parish of Orleans, State of Louisiana. On January 22, 2001, a Consent Judgment was rendered in favor of Ronnie Natal Contractors, Inc. against Cucos Inc. Natal alleged it was owed $64,934, and a subcontractor, Current Electric, was owed $3,408.00 in connection with the build out of a Cucos restaurant in New Orleans, Louisiana. Cucos Inc. contended the restaurant at issue was not owned by Cucos, but rather a franchised restaurant owned by L.B.G., Inc., a closely held corporation controlled by former members of management of Cucos, Inc. The Company thought it was in the Company's best interest to settle this matter, and on January 8, 2001, the Company authorized a negotiated settlement of $31,500.00. Cucos Inc. shall make 30 consecutive payments of $1,000.00 on the first and fifteenth of each month beginning February 2, 2001, and a final payment of $1,500.00 on May 2, 2002.

The Company has various other lawsuits arising from its normal operations for which the Company carries appropriate levels of insurance. It is the opinion of management that the outcome of these matters will not have a material adverse effect on the Company's financial position or results of operations.

Report of Independent Auditors

The Board of Directors and Shareholders

Cucos Inc.

We have audited the accompanying balance sheet of Cucos Inc. as of July 1, 2001, and the related statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended July 1, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cucos Inc. at July 1, 2001, and the results of its operations and its cash flows for each of the two years in the period ended July 1, 2001, in conformity with accounting principles generally accepted in the United States.

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

August 31, 2001

Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

               None.

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act                of the Company.

                Reference is made to the information concerning the directors of the Company and the nominees for re-election as directors appearing under the caption "Election of Directors" in the 2001 Proxy Statement. Such information is incorporated herein by reference to the Company's 2001 Proxy Statement to be filed with the Securities and Exchange Commission in October 2001.

                Reference is made to the information concerning the executive officers of the Company who are not directors appearing under the caption "Executive Officers of the Company" in the 2001 Proxy Statement. Such information is incorporated herein by reference to the Company's 2001 Proxy Statement to be filed with the Securities and Exchange Commission in October 2001.

                Reference is made to the information concerning compliance with Section 16(a) of the Exchange Act appearing under the caption "Section 16(a), Beneficial Ownership Reporting Compliance" in the 2001 Proxy Statement. Such information is incorporated herein by reference to the Company's 2001 Proxy Statement to be filed with the Securities and Exchange Commission in October 2001.

Item 10.    Executive Compensation.

                 Reference is made to the information concerning remuneration of directors and executive officers of the Company appearing under the captions "Additional Information-Executive Compensation," "Additional Information-Stock Option Grants During Fiscal 2001," "Additional Information-Aggregated Stock Option Exercises and Fiscal Year-Ended Option Values," and "Additional Information-Compensation of Directors," in the 2001 Proxy Statement. Such information is incorporated herein by reference to the Company's 2001 Proxy Statement to be filed with the Securities and Exchange Commission in October 2001.

Item 11.    Security Ownership of Certain Beneficial Owners and Management.

                Reference is made to the information concerning beneficial ownership of the Company's Common Stock, which is the only class of the Company's voting securities, appearing under the captions "Beneficial Ownership" and "Election of Directors" in the 2001 Proxy Statement. Such information is incorporated herein by reference to the Company's 2001 Proxy Statement to be filed with the Securities and Exchange Commission in October, 2001.

Item 12. Certain Relationships and Related Transactions.

                Reference is made to the information regarding certain relationships and transactions between the Company and its directors, nominees for re-election as directors of the Company, its executive officers, beneficial owners of 5% or more of its Common Stock and any member of the immediate family of any of the foregoing persons, appearing under the caption "Additional Information-Certain Relationships and Related Transactions" in the 2001 Proxy Statement. Such information is incorporated herein by reference to the Company's 2001 Proxy Statement to be filed with the Securities and Exchange Commission in October 2001.

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
(3) 4-C -

Assignment of Rights Agreement dated August 30, 1993, among Whitney National Bank, Boatmen's National Bank and the Company with respect to the change of Rights Agent from Whitney National Bank to Boatmen's National Bank.

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

(1) 10-A -	Copy of Company's 1983 Stock Option Plan.
(1) 10-B -	Copy of letter agreement between the Company and certain stockholders of the Company relating to piggyback registration rights.
(4) 10-C -	Amendment No. 1 to 1983 Stock Option Plan of Cucos Inc.
(5) 10-D -	Amendment No. 2 to 1983 Stock Option Plan of Cucos Inc.
(5) 10-E -	Amendment No. 3 to 1983 Stock Option Plan of Cucos Inc.
(6) 10-F -	Amendment No. 4 to 1983 Stock Option Plan of Cucos Inc.
(7) 10-G -	Amendment No. 5 to 1983 Stock Option Plan of Cucos Inc.
(5) 10-H -	Form of Incentive Stock Option Agreement for 1983 Stock Option Plan.
(5) 10-I -	Form of Non-Qualified (Employee) Stock Option Agreement for 1983 Stock Option Plan.
(5) 10-J -	Form of Non-Qualified (Director) Stock Option Agreement for 1983 Stock Option Plan.
(8) 10-K -	Description of Company's Bonus Plan.
(9) 10-L -	Copy of Company's 1993 Stock Option Plan as amended.
(9) 10-M	Form of Non-Qualified Stock Option Agreement for 1993 Stock Option Plan
(9) 10-N	Form of Incentive Stock Option Agreement for 1993 Stock Option Plan
(14) 10	Line of Credit Agreement between the Company and Jacksonville Restaurant Acquisition Corp.
23 -	Consent of Independent Auditors

________________________________

(1)     Filed as an exhibit to the Company's Registration Statement on Form S-18 (Commission File No. 2-87372A) and incorporated herein by reference.

(2)     Filed as an exhibit to Form 10-K for the fiscal year ended July 1, 1984 (Commission File No. 0-12701) and incorporated herein by reference.

(3)     Filed as an exhibit to Form 8-K dated February 23, 1991 (Commission File No. 0-12701), as amended by Form 8 dated March 12, 1991, and incorporated herein by reference.

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

(13)     Filed as an exhibit to Form 10-KSB dated September 29, 1998.

(14)     Filed as an exhibit to Form 10-KSB dated October 2, 2000.

        The Company is a party to various agreements defining the rights of holders of long-term debt of the Company, but no single agreement authorizes securities in an amount that exceeds 10% of the total assets of the Company. Accordingly, such agreements are omitted as exhibits as permitted by Item 601(b) (4) (ii) of Regulation S-B.

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

                                                                                CUCOS INC.

Date: September 27, 2001                                        By: /s/ James W. Osborn

                                                                                    James W. Osborn

                                                                                   Chairman of the Board and

                                                                                   Chief Executive Officer

        In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated as of September 27, 2001.

/s/ Elias Daher                                                         /s/ Thomas L. McCormick

Elias Daher, Vice President of Operations             Thomas L. McCormick, Director and Secretary

and Director

/s/ Calvin O. Cox                                                     /s/ William F. Saculla

Calvin O. Cox, Director                                         William F. Saculla, Director

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
(3) 4-C -

Assignment of Rights Agreement dated August 30, 1993, among Whitney National Bank, Boatmen's National Bank and the Company with respect to the change of Rights Agent from Whitney National Bank to Boatmen's National Bank.

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