Form 10KSB/A
period 2001-07-01
CUCOS INC
filed 2001-10-24
CIK 731724

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
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
Common Stock, no par value
(Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X       No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

Issuer's revenues for its most recent fiscal year: $14,221,544.

Aggregate market value (based on the average bid and asked prices in the over the-counter market) of the voting stock held by non-affiliates of the Issuer as of September 24, 2001: approximately $346,269

Number of shares outstanding of each of the Issuer's Classes of common stock as of September 24, 2001: 2,663,605 shares of Common Stock, no par value.

The Company hereby amends and restates its Form 10-KSB filed September 28, 2001, in its entity, to provide the information in Part III (Items 9 - 12), and to correct the aggregate market value of shares.

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

The Company competes with several national chains including El Chico, Rio Bravo, Don Pablo's, El Patio, Chili's, Applebees, Olive Garden, LaFiesta, and Chevy's, as well as many local dining concepts. Several of the national chains have had significant funding available provided by public stock offerings, which has enabled them to expand significantly in the Company's smaller markets. These expansions have adversely impacted the Company's guest counts in the smaller markets. These national chains, as well as some regional chains, operate more restaurants and have greater financial resources and greater name recognition than the Company. In addition, gaming operations in the Company's Louisiana and Mississippi markets often offer food at discounted or below cost prices, which represents an additional level of indirect competition in those markets.

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

Item 6	Management's Discussion and Analysis.

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

Commissary and Other Income increased $5,510 (31.8%) to $22,828 from $17,318. During the Second Quarter of Fiscal 2000, the Company's contract to manage a franchise restaurant was cancelled. The reduction in management fee income and the Company's share of profit from this restaurant was $37,409. The loss of this revenue was partially offset by the decline of expense the Company incurred in Fiscal 2000 when its Commissary was closed, and by incentive income the Company received in Fiscal 2001 from the new Video Poker Operator.

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

See accompanying notes.

Cucos Inc.
Statements of Operations

	Fiscal Year Ended
	July 1	July 2
	2001	2000
Restaurant operations:
Sales of food and beverages	$14,221,554	$16,082,399
Restaurant expenses:
Cost of sales	3,708,105	4,363,359
Restaurant labor and benefits	5,290,839	5,996,316
Other operating expenses	2,430,876	2,431,628
Occupancy expenses	1,614,364	1,719,188
Total restaurant expenses	13,044,184	14,510,491
Income from restaurant operations	1,177,370	1,571,908

Royalties and franchise revenues, net of expenses of $1,394 and $2,093, respectively	113,079	125,311
Commissary and other income	22,828	17,318
	1,313,277	1,714,537

Operations supervision expenses	406,202	561,077
Corporate expenses	950,434	1,193,506
Charges related to settlement with former management	-	364,251
Charges related to closed units and asset impairment, net of favorable settlements	(126,516)	(117,304)
Operating income (loss)	83,157	(286,993)
Interest expense	698,089	766,798
Loss before income taxes	(614,932)	(1,053,791)
Income taxes	-	-
Net loss	$(614,932)	$(1,053,791)

Net loss per share - basic and diluted	$ (0.23)	$ (0.40)

Weighted average number of common shares and common share equivalents outstanding - basic and diluted	2,663,605	2,661,188

See accompanying notes.

Cucos Inc.
Statements of Cash Flows

	Fiscal Year Ended
	July 1, 2001	July 2, 2000
Operating activities
Net loss	$ (614,932)	$ (1,053,791)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Costs paid related to closed units	(16,372)	(42,961)
Settlement related to closed units	(219,465)	-
Depreciation and amortization of property and equipment	584,853	543,393
Amortization of deferred costs	30,283	30,283
Change in deferred revenue	(36,248)	187,212
Gain on sale of assets and other	-	(76,156)
Charges related to settlement with former management	-	364,251
Changes in operating assets and liabilities:
Receivables	25,554	80,728
Inventories	21,439	48,348
Prepaid expenses and other current assets	(960)	183,300
Other non current assets	28,254	-
Trade accounts payable	(102,762)	(815,452)
Accrued expenses	176,681	143,547
Net cash used in operating activities	(123,675)	(407,298)

Investing activities
Purchases of property and equipment	(154,059)	(164,720)
Proceeds from sale of assets	-	78,600
Net cash used in investing activities	(154,059)	(86,120)

Financing activities
Changes in short-term debt payable to banks	-	-
Proceeds from borrowings	320,000	-
Principal payments on borrowings	(69,186)	(166,155)
Proceeds from sale of convertible preferred stock	-	400,000
Proceeds from sale of common stock	-	11,875
Net cash provided by financing activities	250,814	245,720

Change in cash	(26,920)	(247,698)
Cash at beginning of year	268,712	516,410
Cash at end of year	$ 241,792	$ 268,712

Supplemental cash flow information:
Non-cash financing and investing activities:
Equipment and leasehold improvements financed by capital leases	$ -	$ 48,349
Interest paid	$ 438,964	$ 543,094

See accompanying notes.

Cucos Inc.

Statements of Shareholders' Equity

	Preferred Shares	Common Shares	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Total

Balance as of June 27, 1999	-	2,651,730	$ -	$ 5,252,774	$ 110,788	$ (7,412,998)	$ (2,049,436)

Net loss for Fiscal 2000	-	-	-	-	-	(1,053,791)	(1,053,791)
Sale of common stock	-	11,875	-	11,875	-	-	11,875
Sale of preferred stock	400,000	-	400,000	-	-	-	400,000
Balance as of July 2, 2000	400,000	2,663,605	$ 400,000	$ 5,264,649	$ 110,788	$ (8,466,789)	$ (2,691,352)

Net Loss for Fiscal 2001	-	-	-	-	-	(614,932)	(614,932)

Balance July 1, 2001	400,000	2,663,605	$400,000	$5,264,649	$110,788	($9,081,721)	($3,306,284)

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

6.	Income Taxes

Significant components of the Company's deferred tax assets and liabilities are as follows:

Deferred tax assets:
Net operating loss carryforwards	$ 2,884,000
Tax credit carryforwards	642,000
Property and equipment	205,000
Other - net	53,000
Total deferred tax assets	3,784,000
Valuation allowance for deferred tax assets	(3,721,000)
63,000

Deferred tax liabilities:
Prepaid expenses and deferred costs	63,000
Net deferred tax assets	$ -

The following is a reconciliation of income taxes at the federal statutory rate of 34% to income taxes reported in the statements of operations based on the loss before income taxes:

	July 1	July 2
	2001	2000

Income tax benefit at the federal statutory rate	$(209,000)	$(318,000)
State taxes, net of federal deductions	(25,000)	(37,000)
Change in valuation allowance	234,000	355,000
Income taxes	$ -	$ -

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

Future minimum lease and sublease payments under the non-cancelable leases were as follows at year end:

	Operating Leases			Capital
	Lease	Sublease	Net	Lease
2002	$830,000	$66,000	$764,000	$44,000
2003	704,000	66,000	638,000	36,000
2004	590,000	66,000	524,000	10,000
2005	433,000	35,000	398,000	3,000
2006	278,000	5,000	273,000	-
Thereafter	389,000	43,000	346,000	-
				93,000
	Less unamortized discount (12.09% - 13.6%)			13,000
				$80,000

Rent expense on all the Company's operating leases was $995,000 in fiscal 2001 and $1,029,000 in fiscal 2000.

8.	Related Party Transactions

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

	2001	2000
Pro forma net loss	$(677,000)	$(1,099,000)
Pro forma loss per share - basic and diluted	$ (.25)	$ (.42)

10.	Per Share Amounts

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

The Company sponsors a defined contribution savings plan which is available to substantially all employees. Eligible employees may contribute up to 20% of their compensation. The Company contributes an additional amount to the plan equal to 15% of employee contributions up to 5% of compensation. Company contributions were $10,960 and $13,086 in fiscal year 2001 and fiscal year 2000, respectively.

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

The following table lists the current directors of the Company. Information concerning the principal occupations of the directors, and other directorships which they hold in certain public companies, is set forth in the following table. The term of all directors will expire at the Company's 2001 Annual Meeting. The nominees for election as director at the Company's 2001 Annual Meeting have not been determined as of this date.

Current Directors	Age	Director Since
Calvin O. Cox	61	Jan. 2000
Elias Daher	42	Nov. 1999
Thomas L. McCormick	53	Nov. 1999
James W. Osborn	59	Nov. 1999
William F. Saculla	49	Aug. 2000

The following paragraphs identify the principal occupations of the directors. Except as otherwise indicated, each director has served for at least one year in the position shown. Information is also given as to directorships held by such persons in other companies which are publicly held and are subject to certain requirements for filing reports with the Securities and Exchange Commission.

Mr. Cox is a Vice President and Director of JRAC. During the past six years, Mr. Cox has been employed as a commercial real estate broker for Dale Sorenson Real Estate Inc. (October 1999 to present), for Real Estate Management Group (January 1998 to October 1998), for Dick Bird Realty (January 1997 to January 1998), and for John's Island Real Estate (January 1995 to January 1997), all in Vero Beach, Florida.

Mr. Daher has been employed as the Vice President of Operations of the Company since November 1999, as Regional Vice President from September 1998 to October 1999, and Senior Operations Supervisor from 1995 to 1998. Mr. Daher has been with the Company since January 1984.

Mr. McCormick has served as the Manager-Finance Department of LA Medical Mutual Insurance Company located in Metairie, Louisiana, since 1996, and as Secretary/Treasurer of Gulf Coast Marine located in New Orleans, Louisiana, May 1989 to May 1996.

Mr. Osborn joined the Company on November 7, 1999, as the President, Chief Executive Officer and a director. He is also the President and Director of JRAC (1998 to present) and an independent search consultant d/b/a "Dick Wray Consultants" (October 1995 to present) in Jacksonville, Florida. Prior to joining the Company, he served as Senior Vice President and Chief Operating Officer of Woody's Bar-B-Q, Inc. (January 1994 to September 1995) in Jacksonville, Florida.

Mr. Saculla is currently the CEO and partner of Saculla Hill & Company, a restaurant consulting firm. He served as the President and Director of Arthur Treacher's Fish & Chips from May 1998 to December 2000, and as their Chief Financial Officer and Director from September 1984 to April 1998, a quick service restaurant chain located in Jacksonville, Florida, since 1984.

Executive Officers of the Company

There are no executive officers of the Company who are not directors of the Company. All executive officers serve at the pleasure of the Board of Directors. In addition, Mr. James W. Osborn, the Chairman of the Board of Directors of the Company, serves as the President of the Company; Mr. Elias Daher, a director of the Company, serves as the Vice President of Operations; and Thomas L. McCormick, a director of the Company, serves as Secretary/Treasurer.

Section 16(a)  Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, i.e., the Company's Common Stock ("10% Shareholders"), to file reports of ownership and reports of changes in ownership of such securities with the Securities and Exchange Commission (the "SEC"). Executive officers, directors and 10% Shareholders are required by SEC regulations to furnish the Company with copies of all forms they file pursuant to Section 16(a). Based solely on its review of the copies of such forms received by it and written representations from certain reporting persons that no other reports were required for those persons, the Company believes that during the period from July 2, 2000, to July 1, 2001, all of its executive officers, directors and 10% Shareholders complied with all applicable Section 16(a) filing requirements.

Item 10.	Executive Compensation.

The following table shows cash compensation for services rendered in all capacities to the Company during the Company's last three fiscal years for the President and for the other executive officers and for a former officer of the Company whose total annual salary and bonus exceeded $100,000 for the fiscal year ended July 1, 2001.

Long Term Compensation
	Annual Compensation				Awards		Payouts
Name and Principal Position	Fiscal Year	Salary (1)	Bonus	Other Compen- sation(2)	Restricted Stock Awards	Options/ SARS (4)	LTIP Payouts	All Other Compensation(3)

Vincent J. Liuzza, Jr., former President	2001 2000 1999	- $117,000 $190,000	- - -	- - -	- - -	- - -	- --	- $393,019(5) $11,104
Elias Daher, Vice President of Operations	2001 2000	$100,000 $102,000	$11,785	- -	- -	- 10,000	- -	- $450
James W. Osborn, President and Chief Executive Officer	2001 2000	$150,000 $99,000	- -	- -	- -	- 50,000	- -	- -

________________
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

(3)

Includes (A) matching contributions made under the retirement plan referenced in footnote (1) to this table as follows: Mr. Liuzza $175 - 2000, $572 - 1999; Mr. Daher 2001 - $738, $450 - 2000; Mr. Osborn 2001 - $606; and (B) the dollar value of term life and disability insurance premiums paid by the Company as follows: Mr. Liuzza - $28,593 - 2000; $10,532 - 1999.

(4)	Represents shares of Common Stock underlying options granted during Fiscal 2001.
(5)

Includes settlement arrangement amounts attributable to the transfer of the Company's interest in a franchisee, LaMexiCo, L.L.C., and the forgiveness of debts owed to the Company by affiliated entities.

Stock Option Grants During Fiscal 2001

The Company did not grant any stock options or stock appreciation rights to either Messrs. James W. Osborn or Elias Daher.

Aggregated Stock Option Exercises and Fiscal Year-Ended Option Values

The following table sets forth information concerning stock options which were exercisable during Fiscal 2001 by the named persons and the total number and value of unexercised options held by each such person at July 1, 2001, separately identifying unexercisable and exercisable options at July 1, 2001. No stock appreciation rights have ever been granted to any of the named executive officers.

Name	Shares Acquired on Exercise	Value Realized	Number of Shares Underlying Unexercised Options at July 1, 2001 Exercisable/ Unexercisable	Value of Unexercised In The-Money Options at July 1, 2001 Exercisable/ Unexercisable

James W. Osborn	0	$0	12,500/37,500	$0/$0
Elias Daher	0	$0	21,250/13,750	$0/$0

Compensation of Directors

Directors of the Company are not paid fees for attendance at meetings of the Board of Directors or any other cash compensation for serving as directors. Under the 1993 Stock Option Plan, the non-employee directors of the Company shall receive stock options to purchase shares of Common Stock in an amount to be determined by the Board of Directors.

During Fiscal 2001, the Company granted options to purchase 25,000 shares of Common Stock to Mr. Saculla at $1.02 per share for serving as a director.

Item 11.	Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information with respect to beneficial ownership of Common Stock and Preferred Stock, as of September 1, 2001, concerning (a) the only shareholders known by the Company to own beneficially more than 5% of the Common Stock or Preferred Stock of the Company, which are the only classes of voting securities outstanding, (b) each director of the Company, each of whom is a nominee for director, (c) each of the executive officers named in the Summary Compensation table and (d) all directors and officers of the Company as a group.

Beneficial Owner(s) and address	Amount of Common Stock Beneficially Owned (1)	Percent of Class (1)	Amount of Preferred Stock Beneficially Owned	Percent of Class
Jacksonville Restaurant Acquisition Corp. (2)	1,200,000 shares	45%	400,000 shares	100%
Mr. & Mrs. Gerald Siefken (3)	224,000 shares	8%	-	-
Raymond D. Schoenbaum (4)	210,500 shares	8%	-	-
Robert J. Monroe (5)	187,668 shares	7%	-	-
James W. Osborn (6)	1,212,600 shares	45%	400,000 shares	100%
Thomas L. McCormick (7)	35,000 shares	1%	-	-
Calvin O. Cox (8)	1,225,000 shares	46%	400,000 shares	100%
Elias Daher (9)	21,250 shares	*	-	-
William F. Saculla (10)	25,000 shares	*	-	-
All directors and officers as a group (7 persons) (11)	1,318,850 shares	48%	400,000 shares	100%

* Less than 1%.

(1)

Unless otherwise noted, the shares are owned of record by the beneficial owners shown with sole voting and investment power, except for the community property interest, if any, of the shareholder's spouse. The table includes shares which are subject to stock options exercisable within 60 days of September 10, 2001.

(2)	Address: 2211 Brighton Bay Trail, Jacksonville, Florida 32246
(3)

Address: 40 Killdeer Street, New Orleans, Louisiana 70124. Includes 1,000 shares owned of record by Mr. Siefken as to which he exercises sole voting and investment power, 67,600 shares owned of record by Mrs. Siefken, as to which she exercises sole voting and investment power, 15,000 shares owned of record by a trust for the benefit of Mr. Siefken's daughter, as to which he exercises sole voting and investment power in his capacity as trustee of the trust, and 74,000 shares owned of record by Mr. & Mrs. Siefken jointly with shared voting and investment power. Mr. Siefken is also the beneficial owner of 66,400 shares which he holds as custodian for four of his children as to which he exercises sole voting and investment power. Pursuant to Rule 13d-4 under the Exchange Act, Mr. Siefken disclaims the beneficial ownership of the shares owned of record by his wife. The above information is based upon filings made by Mr. & Mrs. Siefken with the Securities and Exchange Commission.

(4)

Address: 1480 Terrell Mill Road, Suite 1100, Marietta, Georgia 30067-6050. Includes 180,500 shares owed of record by Mr. Schoenbaum as to which he exercises sole voting and investment power, 10,000 shares beneficially owned as custodian for the accounts of Brian D. Schoenbaum and Marc S. Schoenbaum (his children) and 20,000 shares which may be beneficially owned by Mr. Schoenbaum as controlling shareholder, Director, Chairman and Secretary of Innovative Restaurant Concepts. Pursuant to Rule 13d-4 under the Exchange Act, Mr. Schoenbaum disclaims the beneficial ownership of all 20,000 shares of Common Stock held of record by Innovative Restaurant Concepts. The above information is based upon filings made by Mr. Schoenbaum with the Securities and Exchange Commission.

(5)

Address: 228 St. Charles Avenue, Suite 1402, New Orleans, Louisiana 70130. Includes 187,668 shares that are beneficially owned by Mr. Robert J. Monroe as Executor of the Estate of J. Edgar Monroe as to which he has sole voting and investment power. The information about the Estate's ownership is based on a written confirmation made by Mr. Monroe on behalf of the Estate of J. Edgar Monroe.

(6)

Address: 2211 Brighton Bay Trail, Jacksonville, Florida 32246. Includes 1,200,000 shares of Common Stock and 400,000 shares of Preferred Stock owned of record by Jacksonville Restaurant Acquisition Corp. ("JRAC"), of which Mr. Osborn is a 33% shareholder, an officer and a director, and as to which shares Mr. Osborn shares voting and investment power. Pursuant to Rule 13d-4 under the Exchange Act, Mr. Osborn disclaims the beneficial ownership of the shares owed by JRAC. The above information is based upon filings made by Mr. Osborn with the Securities and Exchange Commission. Also includes 12,500 shares subject to options exercisable by Mr. Osborn.

(7)	Address: 239 Walter Road, River Ridge, Louisiana 70123. Includes 25,000 shares subject to options exercisable by Mr. McCormick.
(8)

Address: 936 East Causeway Boulevard, Vero Beach, Florida 32962. Includes 1,200,000 shares of Common Stock and 400,000 shares of Preferred Stock owned of record by JRAC, of which Mr. Cox is a 33% shareholder, an officer and a director, and as to which shares Mr. Cox shares voting and investment power. Pursuant to Rule 13d-4 under the Exchange Act, Mr. Cox disclaims the beneficial ownership of the shares owed by JRAC. The above information is based upon filings made by Mr. Cox with the Securities and Exchange Commission. Also includes 25,000 shares subject to options exercisable by Mr. Cox.

(9)	Address: 3636 Lake Aspen, Gretna, Louisiana 70056. Includes 21,250 shares subject to options exercisable by Mr. Daher.
(10)	Address: 417 Cheryl Court, Fruit Cove, Florida 32259. Includes 25,000 shares subject to options exercisable by Mr. Saculla.
(11)	Includes 108,750 shares subject to options exercisable by Directors, 1,200,000 shares of Common Stock owned of record by JRAC, and 400,000 shares of Preferred Stock owned of record by JRAC.

In August 2000, JRAC purchased 1,200,000 shares of Common Stock pursuant to an offer to purchase up to 1,200,000 shares of Common Stock from the shareholders of the Company for $1 per share. As a result of this purchase, JRAC, which already owned 400,000 shares of Preferred Stock, became the holder of approximately 52% of the voting power of the Company and therefore acquired control of the Company.

Item 12.	Certain Relationships and Related Transactions.

The Company recorded a charge of $364,251 in the second quarter of the Fiscal 2000 in connection with the settlement with its former Chairman and CEO. The charge includes amounts attributable to the transfer of the Company's interest in a franchisee, LaMexiCo, L.LC., to the former Chairman and CEO and the forgiveness of debts owed to the Company by affiliated entities. The Company believes that the settlement was in the best interests of the Company and its shareholders. Also, in connection with the settlement with the former Chairman and CEO, the Company terminated agreements with Brothers Video, Inc., formerly an affiliated company, to supply video poker machines in four Cucos restaurants located in Louisiana.

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

On January 26, 2000, the Company sold 300,000 shares of its Preferred Stock to JRAC for $300,000. On February 1, 2000, the Company sold 100,000 shares of Preferred Stock to JRAC for $100,000. These shares of Preferred Stock are convertible automatically at JRAC's option into 400,000 shares of the Company's Common Stock. Each of Messrs. Osborn and Cox and Grinn is a director and 33% shareholder of JRAC. Mr. Osborn is the President of JRAC, and each of Mr. Cox is a Vice President of JRAC.

On September 29, 2000, the Company entered into a ten year Line of Credit Agreement (the "Credit Agreement") with JRAC, the Company's majority shareholder. Under the terms of the Credit Agreement, JRAC may lend the Company up to $5 million for working capital, payment of outstanding indebtedness, refurbishing units, establishing new units, and future acquisitions, subject to JRAC's ability to secure funding. The loan is secured by substantially all of the assets of the Company. Advances will accrue interest at an annual rate equal to three percentage points above the prime lending rate of Wells Fargo Bank. JRAC will receive an origination fee of two percent of the amount of each cash advance. Beginning January 1, 2001, the outstanding loans (which include $120,000 advanced from August 14, 2000 to August 28, 2000) will be repayable in monthly installments of principal and interest. The Company has the right to prepay in whole or part at any time any indebtedness outstanding under the Credit Agreement.

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

Starting August 14, 2000, through January 24, 2001, JRAC advanced to the Company $320,000 under the Line of Credit executed September 29, 2000.

As described above, the Company believes that the terms of the transactions described above are all on terms that are no less favorable to the Company than those that could be negotiated with an independent third party.

Item 13.	Exhibits and Reports on Form 8-K.

          a)     The following exhibits are filed with this Annual Report or are incorporated herein by reference:

Exhibit Number	Title
1 2 -	Joint Agreement of Merger, dated February 23, 1983, of Cu-Co's of Biloxi, Inc.
1 3-A -	Copy of Articles of Incorporation of the Company.
1 3-A-1 -	Copy of Amendment to Articles of Incorporation of the Company.
1 3-A-2 -	Copy of Amendment to Articles of Incorporation of the Company.
1 3-A-3 -	Copy of Amendment to Articles of Incorporation of the Company.
1 3-B -	Copy of By-Laws of the Company.
2 3-B-1 -	Copy of Amendment to By-Laws of Company.
9 3-B-2 -	Amended and Restated By-Laws of the Company.
3 4-A -	Rights Agreement, dated as of February 5, 1990, between the Company and Commercial National Bank in Shreveport.
3 4-B -	Letter, dated February 26, 1991, from Whitney National Bank to the Company confirming the change of Rights Agent from Commercial National Bank in Shreveport to Whitney National Bank.
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

1 10-A -	Copy of Company's 1983 Stock Option Plan.
1 10-B -	Copy of letter agreement between the Company and certain stockholders of the Company relating to piggyback registration rights.
4 10-C -	Amendment No. 1 to 1983 Stock Option Plan of Cucos Inc.
5 10-D -	Amendment No. 2 to 1983 Stock Option Plan of Cucos Inc.
5 10-E -	Amendment No. 3 to 1983 Stock Option Plan of Cucos Inc.
6 10-F -	Amendment No. 4 to 1983 Stock Option Plan of Cucos Inc.
7 10-G -	Amendment No. 5 to 1983 Stock Option Plan of Cucos Inc.
5 10-H -	Form of Incentive Stock Option Agreement for 1983 Stock Option Plan.
5 10-I -	Form of Non-Qualified (Employee) Stock Option Agreement for 1983 Stock Option Plan.
5 10-J -	Form of Non-Qualified (Director) Stock Option Agreement for 1983 Stock Option Plan.
8 10-K -	Description of Company's Bonus Plan.
9 10-L -	Copy of Company's 1993 Stock Option Plan as amended.
9 10-M	Form of Non-Qualified Stock Option Agreement for 1993 Stock Option Plan
9 10-N	Form of Incentive Stock Option Agreement for 1993 Stock Option Plan
14 10	Line of Credit Agreement between the Company and Jacksonville Restaurant Acquisition Corp.
23 -	Consent of Independent Auditors

________________________________
1	Filed as an exhibit to the Company's Registration Statement on Form S-18 (Commission File No. 2-87372A) and incorporated herein by reference.
2	Filed as an exhibit to Form 10-K for the fiscal year ended July 1, 1984 (Commission File No. 0-12701) and incorporated herein by reference.
3	Filed as an exhibit to Form 8-K dated February 23, 1991 (Commission File No. 0-12701), as amended by Form 8 dated March 12, 1991, and incorporated herein by reference.
4	Filed as an exhibit to the Company's Registration Statement on Form S-8 (Commission File No. 33-03953) and incorporated herein by reference.
5	Filed as an exhibit to the Company's Registration Statement on Form S-8 (Commission File No. 33-15785) and incorporated herein by reference.
6	Filed as an exhibit to the Company's Registration Statement on Form S-8 (Commission File No. 33-26941) and incorporated herein by reference.
7	Filed as an exhibit to Form 10-K for the fiscal year ended June 28, 1992 (Commission File No. 0-12701) and incorporated herein by reference.
8	Filed as an exhibit to Form 10-K for the fiscal year ended June 28, 1987 (Commission File No. 0-12701) and incorporated herein by reference.
9	Filed as an exhibit to Form 10-KSB for the fiscal year ended July 3, 1994 (Commission File No. 0-12701) and incorporated herein by reference.
10	Filed as an exhibit to Form 8-K filed August 11, 1995 (Commission File No. 0-12701) and incorporated herein by reference.
11	Filed as an exhibit to Form 10-KSB for the fiscal year ended July 2, 1995 (Commission File No. 0-12701) and incorporated herein by reference.
12	Filed as an exhibit to Form 8-A dated September 11, 1998, and incorporated herein by reference.
13	Filed as an exhibit to Form 10-KSB dated September 29, 1998.
14	Filed as an exhibit to Form 10-KSB dated October 2, 2000.

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

CUCOS INC.

Date: October 22, 2001	By: /s/ James. W. Osborn
James W. Osborn Chairman of the Board and Chief Executive Officer

          In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated as of October 22, 2001.

/s/ Elias Daher Elias Daher, Vice President of Operations and Director	/s/ Thomas L. McCormick Thomas L. McCormick, Director and Secretary
/s/ Calvin O. Cox Calvin O. Cox, Director	/s/ William F. Saculla William F. Saculla, Director
/s/ James W. Osborn James W. Osborn, President, Chairman of the Board of Directors and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Title
(1) 2 -	Joint Agreement of Merger, dated February 23, 1983, of Cu-Co's of Biloxi, Inc.
(1) 3-A -	Copy of Articles of Incorporation of the Company.
(1) 3-A-1 -	Copy of Amendment to Articles of Incorporation of the Company.
(1) 3-A-2 -	Copy of Amendment to Articles of Incorporation of the Company.
(1) 3-A-3 -	Copy of Amendment to Articles of Incorporation of the Company.
(1) 3-B -	Copy of By-Laws of the Company.
(2) 3-B-1 -	Copy of Amendment to By-Laws of Company.
(9) 3-B-2 -	Amended and Restated By-Laws of the Company.
(3) 4-A -	Rights Agreement, dated as of February 5, 1990, between the Company and Commercial National Bank in Shreveport.
(3) 4-B -	Letter, dated February 26, 1991, from Whitney National Bank to the Company confirming the change of Rights Agent from Commercial National Bank in Shreveport to Whitney National Bank.
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