Form 10QSB
period 2001-10-21
CUCOS INC
filed 2001-12-04
CIK 731724

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)

[x]     Quarterly Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended October 21, 2001.

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

Yes [X]          No [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,663,605 shares of common stock, no par value, as of November 30, 2001.

Transitional Small Business Disclosure Format (check one):

Yes [ ] No [ X ]

Part I--Financial Information
ITEM I. FINANCIAL STATEMENTS

CUCOS INC.
BALANCE SHEET
Oct. 21, 2001
UNAUDITED
Assets
Current Assets
Cash	$ 229,862
Receivables less allowance for doubtful accounts of $23,901	70,367
Inventories	121,497
Prepaid Expenses	175,305
Other Current Assets	3,608
TOTAL CURRENT ASSETS	600,639

Property and Equipment
Equipment	1,690,446
Leasehold Improvements	2,842,615
4,533,061
Less Accumulated Depreciation and Amortization and Impairment Reserves	2,918,841
1,614,220

Deferred Costs Less Accumulated Amortization of $127,043	185,813
Other Assets	216,645
TOTAL ASSETS	$2,617,317

Liabilities and Shareholders' Equity
Current Liabilities
Trade Accounts Payable	1,300,297
Accrued Interest	656,036
Accrued Expenses	491,866
Current Portion of Long-Term Debt	53,542
Current Portion of Debt in Default	3,105,031
TOTAL CURRENT LIABILITIES	5,606,772

Long-Term Debt, Less Current Portion	332,716
Deferred Revenue	209,903

Net Capital Deficiency
Convertible Preferred Stock, No Par Value - 1,000,000 Shares Authorized, 400,000 Issued and Outstanding, Stated at Liquidation Preference Value of $1 Per Share	400,000
Common Stock, No Par Value - 20,000,000 Shares Authorized, 2,663,605 Shares Issued and Outstanding	5,264,649
Additional Paid-in Capital	110,788
Retained Earnings (Deficit)	(9,307,511)
NET CAPITAL DEFICIENCY	(3,532,074)
TOTAL LIABILITIES AND NET CAPITAL DEFICIENCY	$2,617,317

See Notes to Financial Statements

Part I--Financial Information

CUCOS INC.
STATEMENTS OF OPERATIONS
UNAUDITED
	16 Weeks	16 Weeks
	Ended	Ended
	Oct. 21, 2001	Oct. 22, 2000
Restaurant Operations
Sales of Food and Beverages	$4,073,203	$ 4,558,800
Restaurant Expenses:
Cost of Sales	1,099,856	1,180,016
Restaurant Labor and Benefits	1,444,566	1,671,460
Other Operating Expenses	791,615	905,728
Occupancy Costs	446,326	506,857
Total Restaurant Expenses	3,782,363	4,264,061
Income from Restaurant Operations	290,840	294,739

Royalties and Franchise Revenues, Net of Expenses of $429 and $429, respectively	34,839	34,193
Commissary and Other Income	8,192	6,714
	333,871	335,646

Operations Supervision Expenses	123,074	169,475
Corporate Expenses	263,321	265,296
Operating Income (Loss)	(52,524)	(99,125)

Interest Expense	173,267	211,536
Income (Loss) Before Income Taxes and Extraordinary Item	(225,791)	(310,661)
Income Taxes	-	-
Net Loss	$ (225,791)	$ (310,661)

Weighted Average Shares of Common Stock and Common Share Equivalents Outstanding - Basic and Diluted	2,663,605	2,663,605

Net Loss Per Share - Basic and Diluted	$(0.08)	$(0.12)

See Notes to Financial Statements

Part I--Financial Information

CUCOS INC.
STATEMENTS OF CASH FLOWS
UNAUDITED

	16 Weeks	16 Weeks
	Ended	Ended
	Oct. 21, 2001	Oct. 22, 2000

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$57,902	$(164,804)

INVESTING ACTIVITIES
Purchase of Property and Equipment	(56,002)	(41,083)

NET CASH USED IN INVESTING ACTIVITIES	(56,002)	(41,083)

FINANCING ACTIVITIES
Proceeds from Borrowing	-	220,000
Principal Payments on Borrowings	(13,830)	(21,902)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(13,830)	198,098

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,930)	(7,789)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	241,792	268,712

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$229,862	$260,923

See Notes to Financial Statements

CUCOS INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.     The Company: Cucos Inc. (the "Company") owns and franchises Mexican restaurants under the name "Cucos". At October 21, 2001, ten Company-owned restaurants and four franchised restaurants were in operation. At the end of the Comparable Quarter, there were twelve company-owned and four franchised restaurants in operation. Two company-owned restaurants closed during the second half of Fiscal 2001.

2.     Fiscal Year: The Company uses a 52/53 week year for financial reporting purposes with the Company's fiscal year ending on the Sunday closest to June 30 of each year. Fiscal 2002 will end on June 30, 2002, and consists of one sixteen-week quarter that ended October 21, 2001, and three twelve-week quarters ending January 13, 2002, and April 7, 2002, and June 30, 2002. Fiscal years 2001 and 2002 are both 52 week years.

3.     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principals. It is suggested that these financial statements be read in conjunction with the Company's Annual Report for the fiscal year ended July 1, 2001. In the opinion of management, these financial statements contain all normal recurring adjustments necessary to fairly present the financial results for the sixteen weeks ended October 21, 2001. Operating results for the period shown are not necessarily indicative of the operating results expected for the full fiscal year ending June 30, 2002.

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

RESULTS OF OPERATIONS

Sales of Food and Beverage for the sixteen weeks ending October 21, 2001 (the "Current Quarter") decreased $485,597 (10.65%) to $4,073,203 from $4,558,800 for the sixteen weeks ended October 22, 2001 (the "Comparable Quarter"). The decrease in sales is primarily the result of two fewer restaurants in operation during the Current Quarter compared to the Comparable Quarter. The restaurants in Pascagoula, Mississippi, and Birmingham, Alabama, were closed in the second half of Fiscal 2001. Sales of Food and Beverage for restaurants open throughout both the Current and Comparable Quarters ("Comparable Restaurants") declined $70,827 (1.71%). The 5.4% decline in Guest Count for the Comparable Restaurants was offset by an increase in Video Poker income of 61.8%. The increase in Video Poker revenue resulted from a larger percentage paid to the Company during the Current Quarter compared to the Comparable Quarter.

Restaurant Expenses in the Current Quarter decreased $481,698 (11.3%) to $3,782,363 from $4,264,061 in the Comparable Quarter. Restaurant Expenses for Comparable Restaurants declined $53,237 (1.39%).

A summary of the components of restaurant expenses are:

Description	Current Quarter	Comparable Quarter

Cost of Sales	27.0%	25.9%
Restaurant Labor and Benefits	35.5	36.7
Other Operating Expenses	19.4	19.9
Occupancy Costs	11.0	11.0
Total Restaurant Expenses	92.9%	93.5%

Net Royalties and Franchise Revenues increased $646 (1.89%) to $34,839 in the Current Quarter compared to $34,193 during the Comparable Quarter. The increase is a result of a 1.87% increase in royalties from the four franchised restaurants. Expenses associated with Franchise Revenue were unchanged.

Commissary and Other Income rose $1,478 (22.0%) to $8,192 during the Current Quarter versus $6,714 during the Comparable Quarter. The increase represents increased amortization of incentive income the Company received from its Video Poker Operator offset by a small write-off of obsolete Marketing inventory items.

Operations Supervision Expenses decreased $46,401 (27.4%) to $123,074 during the Current Quarter compared to $169,475 during the Comparable Quarter. Two supervisory positions were eliminated during the second half of Fiscal 2001.

Corporate Expenses showed a small decline of $1,975 (.74%) to $263,321 for the Current Quarter from $265,296 for the Comparable Quarter.

Interest Expenses decreased $38,269 (18.09%) to $173,267 during the Current Quarter versus $211,536 during the Comparable Quarter. The decline reflects reduced interest expense associated with the Company's major lender based on declining interest per amortization schedule.

LIQUIDITY AND CAPITAL RESOURCES

During the Current Quarter, the Company's operating activities provided $57,902 in cash, versus cash used of $164,804 during the Comparable Quarter. During the Comparable Quarter, the Company, pursuant to a forbearance agreement, remitted $240,000 to its commercial lender.

Net cash used by investing activities was $56,002 in the Current Quarter compared to cash used of $41,083 during the Comparable Quarter for purchases of property and equipment.

Net cash used by financing activities was $13,830 during the Current Quarter compared to cash provided of $198,098 during the Comparable Quarter. During the Comparable Quarter, the Company signed a line of credit agreement with Jacksonville Restaurant Acquisition Corp. ("JRAC") for a maximum of five million dollars. $220,000 was drawn down from the line during the Comparable Quarter. Payments on long term debt was $13,830 during the Current Quarter and $21,902 during the Comparable Quarter.

The Company considers earnings before interest, taxes, depreciation and amortization (EBITDA) to be a relevant indicator of liquidity. EBITDA is not a measure defined by accounting principles generally accepted in the United States, however. The amounts presented below may not be comparable to similarly titled measures reported by other companies. EBITDA increased to $74,277 for Current Quarter compared to $49,545 during the Comparable Quarter.

	EBITDA
	Sixteen Weeks Ended
	Oct. 21, 2001	Oct. 22, 2000

Net Loss	$(225,791)	$(310,661)

Add:
Depreciation and amortization of property and equipment	126,801	148,670
Interest	173,267	211,536

EBITDA	$74,277	$49,545

The Company has been in default under its credit facility with its principal commercial lender since October 17, 1999. In May 1999, the Company and its commercial lender entered into a forbearance agreement whereby the commercial lender agreed to defer the Company's requirement to make required principal and interest payments for May - July 1999 until April 2001, and to defer required principal payments for August - October 1999 until April 2001. The Company was unable to make the required payments beginning October 1, 1999. On October 17, 1999, the company received notice from its lender that under the terms of the credit facility, the entire principal amount outstanding, $3,105,031, was immediately due, and the lender could take possession of the assets pledged as collateral. On September 29, 2000, the commercial lender agreed pursuant to a forbearance agreement, to not exercise its right to the collateral until October 31, 2000. Since October 31, 2000, the commercial lender has extended month to month forbearance agreements with the stipulation that the Company pay required interest payments each month, and the Company either refinances its debt, merge, or sell the Company. The Company was not able to pay the required interest payment in October 2001. There can be no assurance that the commercial lender will continue to forbear from attempting to enforce rights against its collateral. If the commercial lender were to attempt to enforce such rights, the Company could be required to cease operations or to operate only under the protection of the United States Bankruptcy Courts.

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

Part II - Other Information

ITEM 1.     LEGAL PROCEEDINGS.

None, except as previously reported.

ITEM 2.     CHANGES IN SECURITIES.

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

The Company has a credit facility with a commercial lending institution. This credit facility consists of a term loan to be repaid in monthly payments through December 2007, and is secured by the restaurant operating properties.

The Company has been in default under its credit facility with its principal commercial lender since October 17, 1999. In May 1999, the Company and its commercial lender entered into a forbearance agreement whereby the commercial lender agreed to defer the Company's requirement to make required principal and interest payments for May - July 1999 until April 2001, and to defer required principal payments for August - October 1999 until April 2001. The Company was unable to make the required payments beginning October 1, 1999. On October 17, 1999, the company received notice from its lender that under the terms of the credit facility, the entire principal amount outstanding, $3,105,031, was immediately due, and the lender could take possession of the assets pledged as collateral. On September 29, 2000, the commercial lender agreed pursuant to a forbearance agreement, to not exercise its right to the collateral until October 31, 2000. Since October 31, 2000, the commercial lender has extended month to month forbearance agreements with the stipulation that the Company pay required interest payments each month, and the Company either refinances its debt, merge, or sell the Company. The Company was not able to pay the required interest payment in October, 2001. There can be no assurance that the commercial lender will continue to forbear from attempting to enforce rights against its collateral. If the commercial lender were to attempt to enforce such rights, the Company could be required to cease operations or to operate only under the protection of the United States Bankruptcy Courts.

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

CUCOS INC.
(Registrant)

Date: December 4, 2001	By: /s/ James W. Osborn
James W. Osborn, President and
Chief Executive Officer