Form 10QSB
period 2002-01-13
CUCOS INC
filed 2002-03-01
CIK 731724

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)

[x]     Quarterly Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended January 13, 2002.

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

Yes [X]          No [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,663,605 shares of common stock, no par value, as of February 10, 2002.

Transitional Small Business Disclosure Format (check one):

Yes [ ] No [ X ]

Part I--Financial Information
ITEM I. FINANCIAL STATEMENTS

CUCOS INC.
BALANCE SHEET
Jan. 13, 2001
UNAUDITED
Assets
Current Assets
Cash	$ 222,133
Receivables less allowance for doubtful accounts of $26,439	70,391
Inventories	114,977
Prepaid Expenses	178,980
Other Current Assets	3,608
TOTAL CURRENT ASSETS	590,089

Property and Equipment
Equipment	1,699,869
Leasehold Improvements	2,863,130
4,562,999
Less Accumulated Depreciation and Amortization and Impairment Reserves	3,006,998
1,556,001

Deferred Costs Less Accumulated Amortization of $143,350	178,824
Other Assets	214,646
TOTAL ASSETS	$2,539,560

Liabilities and Shareholders' Equity
Current Liabilities
Trade Accounts Payable	1,242,891
Accrued Interest	790,828
Accrued Expenses	468,977
Current Portion of Long-Term Debt	53,542
Current Portion of Debt in Default	3,105,031
TOTAL CURRENT LIABILITIES	5,661,269

Long-Term Debt, Less Current Portion	326,142
Deferred Revenue	192,464

Net Capital Deficiency
Convertible Preferred Stock, No Par Value - 1,000,000 Shares Authorized, 400,000 Issued and Outstanding, Stated at Liquidation Preference Value of $1 Per Share	400,000
Common Stock, No Par Value - 20,000,000 Shares Authorized, 2,663,605 Shares Issued and Outstanding	5,264,649
Additional Paid-in Capital	110,788
Retained Earnings (Deficit)	(9,415,752)
NET CAPITAL DEFICIENCY	(3,640,315)
TOTAL LIABILITIES AND NET CAPITAL DEFICIENCY	$2,539,560

See Notes to Financial Statements

Part I--Financial Information

CUCOS INC.
STATEMENTS OF OPERATIONS
UNAUDITED
	12 Weeks	12 Weeks	28 Weeks	28 Weeks
	Ended	Ended	Ended	Ended
	Jan. 13, 2002	Jan. 14, 2001	Jan. 13, 2002	Jan. 14, 2001
Restaurant Operations
Sales of Food and Beverages	$2,818,348	$3,176,305	$6,891,552	$7,735,104
Restaurant Expenses:
Cost of Sales	726,350	796,066	1,826,306	1,976,083
Restaurant Labor and Benefits	1,023,131	1,216,196	2,467,687	2,887,655
Other Operating Expenses	471,103	484,672	1,262,719	1,390,400
Occupancy Expenses	326,648	359,423	772,974	866,280
Total Restaurant Expenses	2,547,222	2,856,357	6,329,586	7,120,418
Income from Restaurant Operations	271,126	319,948	561,966	614,686

Royalties and Franchise Revenues, Net of Expenses of $751 and $1,394	24,341	23,647	59,180	57,840
Commissary and Other Income	8,055	5,940	16,248	12,655
	303,522	349,535	637,394	685,181

Operations Supervision Expenses	79,807	120,198	202,881	289,673
Corporate Expenses	185,028	243,440	448,350	508,736
Operating Income (Loss)	38,687	(14,103)	(13,837)	(113,228)

Interest Expense	147,927	167,866	320,194	379,402
Loss Before Income Taxes	(108,240)	(181,969)	(334,031)	(492,630)
Income Taxes	0	0	0	0
Net Loss	$(108,240)	$(181,969)	$(334,031)	$(492,630)

Weighted Average Shares of Common Stock -- Basic and Diluted	2,663,605	2,663,605	2,663,605	2,663,605

Net Loss Per Share - Basic and Diluted	(0.04)	(0.07)	(0.13)	(0.18)

See Notes to Financial Statements

Part I--Financial Information

CUCOS INC.
STATEMENTS OF CASH FLOWS
UNAUDITED

	28 Weeks	28 Weeks
	Ended	Ended
	Jan. 13, 2002	Jan. 14, 2001

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$ 86,685	$ (116,842)

INVESTING ACTIVITIES
Purchase of Property and Equipment	(85,940)	(95,947)

NET CASH USED IN INVESTING ACTIVITIES	(85,940)	(95,947)

FINANCING ACTIVITIES
Proceeds from Borrowing	-	270,000
Principal Payments on Borrowings	(20,404)	(37,111)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(20,404)	232,889

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(19,659)	20,100

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	241,792	268,712

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$222,133	$ 288,812

NON CASH FINANCING AND INVESTING ACTIVITIES	-	-

See Notes to Financial Statements

CUCOS INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.     The Company: Cucos Inc. (the "Company") owns and franchises Mexican restaurants under the name "Cucos". At January 13, 2002, ten Company-owned restaurants and four franchised restaurants were in operation. At the end of the Comparable Quarter, there were twelve company-owned and four franchised restaurants in operation. Two company-owned restaurants closed during the second half of Fiscal 2001.

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

RESULTS OF OPERATIONS

Sales of Food and Beverage for the twelve weeks ended January 13, 2002 (the "Current Quarter") decreased $357,957 (11.2%) to $2,818,348 from $3,176,305 for the twelve weeks ended January 14, 2001 (the "Comparable Quarter"). The decrease in sales is primarily the result of two fewer restaurants in operation during the Current Quarter versus the Comparable Quarter. The restaurants in Pascagoula, Mississippi, and Birmingham, Alabama, were closed in the second half of Fiscal 2001. In addition, the restaurant in Ruston, Louisiana, experienced a 24% decline in sales due to operational problems with previous management in the restaurant, competitive intrusion, and a decline in advertising media. It is possible that additional declines in sales in Ruston or other individual restaurants could result in the closing of such restaurants and charges for impairment of property and equipment under Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (SFAS 121).

Sales of Food and Beverages for the twenty eight weeks ended January 13, 2002 (the "Current First Half") decreased $843,552 (10.9%) to $6,891,552 from $7,735,104. The decrease is primarily due to ten restaurants in operation during the Current First Half compared to twelve in operation during the Comparable First Half. Restaurants in operation during both Halves ("Comparable Restaurants") experienced a 5% decrease in guest counts or 2% of sales.

Restaurant Expenses in the Current Quarter decreased $309,135 (10.8%) to $2,547,222 from $2,856,357 in the Comparable Quarter. The closed restaurants accounted for $292,976 of the decrease. Comparable Restaurants' expenses declined approximately 1%.

During the Current First Half, restaurant expenses declined $790,832 (11.1%) to $6,329,586 from $7,120,418 during the Comparable First Half. Expenses for Comparable Restaurants open throughout both halves decreased $69,395 (10.7%) to $6,315,427 during the Current First Half from $6,384,822 in the Comparable First Half.

A summary of the components of restaurant expenses are:

Description	Current Quarter	Comparable Quarter

Cost of Sales	25.77%	25.06%
Restaurant Labor and Benefits	36.30	38.30
Other Operating Expenses	16.72	15.26
Occupancy Costs	11.59	11.32
Total Restaurant Expenses	90.38%	89.93%

Operations Supervision Expenses declined $40,391 (33.6%) to $79,807 in the Current Quarter compared to $120,198 in the Comparable Quarter. The decrease is primarily the result of a reduction in supervisory personnel.

Operations Supervision Expenses declined $86,792 (30%) to $202,881 in the Current First Half compared to $289,673 in the Comparable First Half. The decrease is primarily a reduction in the labor and benefit costs of supervisory personnel.

Corporate Expenses declined $58,412 (24%) to $185,028 in the Current Quarter compared to $243,440 in the Comparable Quarter. The decrease is attributed to a reduction in personnel and decreased expenses related to the settlement of a lawsuit incurred in the Comparable Quarter.

Corporate Expenses declined $60,386 (11.9%) to $448,350 in the Current First Half compared to $508,736 in the Comparable First Half. The reduction is primarily attributed to personnel reductions and decreased expenses associated with the lawsuit discussed above.

Interest Expenses decreased $20,939 (12.5%) to $146,927 in the Current Quarter compared to $167,866 in the Comparable Quarter. Interest Expense decreased $59,208 (15.6%) to $320,194 in the Current First Half compared to $379,402 in the Comparable First Half. This decrease reflects reduced interest expense associated with the Company's major lender based on declining interest per the amortization schedules.

LIQUIDITY AND CAPITAL RESOURCES

During the Current First Half, the Company's operating activities provided $86,685 in cash, versus cash used of $116,842 during the Comparable First Half. During the Comparable First Half, the Company, pursuant to a forbearance agreement, remitted $240,000 to its commercial lender.

Net cash used by investing activities was $85,940 in the Current First Half compared to cash used of $95,947 during the Comparable First Half for purchases of property and equipment. Such purchases occurred throughout several of the Company's restaurants and related to normal replacements and leasehold improvements.

Net cash used by financing activities was $20,404 during the Current First Half compared to cash provided of $232,889 during the Comparable First Half. During the Comparable First Half, the Company signed a line of credit agreement with Jacksonville Restaurant Acquisition Corp. ("JRAC") for a maximum of five million dollars. $270,000 was drawn down from the line during the Comparable Quarter. Payments on long term debt was $20,404 during the Current First Half and $37,111 during the Comparable First Half.

The Company considers earnings before interest, taxes, depreciation and amortization (EBITDA) to be a relevant indicator of liquidity. EBITDA is not a measure defined by accounting principles generally accepted in the United States, however. The amounts presented below may not be comparable to similarly titled measures reported by other companies. EBITDA increased to $204,501 for Current First Half compared to $124,193 during the Comparable First Half.

	EBITDA
	Twenty Eight Weeks Ended
	Jan. 13, 2002	Jan. 14, 2001

Net Loss	$(334,031)	$(492,630)

Add:
Depreciation and amortization of property and equipment	218,338	237,421
Interest	320,194	379,402

EBITDA	$204,501	$124,193

The Company has been in default under its credit facility with AMRESCO, its principal commercial lender, since October 17, 1999. In May 1999, the Company and AMRESCO entered into a forbearance agreement whereby the commercial lender agreed to defer the Company's requirement to make required principal and interest payments for May - July 1999 until April 2001, and to defer required principal payments for August - October 1999 until April 2001. The Company was unable to make the required payments beginning October 1, 1999. On October 17, 1999, the company received notice from AMRESCO that under the terms of the credit facility, the entire principal amount outstanding, $3,105,031, was immediately due, and AMRESCO could take possession of the assets pledged as collateral. On September 29, 2000, AMRESCO agreed pursuant to a forbearance agreement, to not exercise its right to the collateral until October 31, 2000. Since October 31, 2000, AMRESCO has extended month to month forbearance agreements with the stipulation that the Company pay required interest payments each month, and the Company either refinances its debt, merge, or sell the Company. The Company was not able to pay the required interest payments beginning in October 2001 and continuing through February 2002.

On February 15, 2002, Earth Petroleum (Earth), an affiliate of JRAC, entered into an agreement with AMRESCO to purchase for $2,927,500 from AMRESCO the debt owed by the Company (the "AMRESCO Debt").  The purchase price of the AMRESCO Debt is to be paid as follows: $40,000 due and paid on February 15, 2002, $25,000 due and paid on February 26, 2002, $500,000 due March 8, 2002, and the remainder on March 22, 2002. If Earth does not make the payments due March 8 or March 22, 2002, it may extend the final payment date for the balance of the purchase price through April 30, 2002 for an additional payment of $50,000. Earth may prepay at any time without penalty. In the event Earth does not complete purchase of the debt from AMRESCO, amounts paid will not be credited against the debt. Further, in the event Earth does not complete purchase of the debt from AMRESCO, the Company will be expected to surrender to a receiver to be selected by AMRESCO all the Company's assets that serve as collateral for the AMRESCO Debt.  Such assets constitute all or substantially all of the assets of the Company.  The receiver would then be expected to sell those assets to the highest bidder in a commercially reasonably manner. In the event of such a sale, Cucos and Earth would have the right of first refusal to match the highest bidder prior to closing of such a sale, provided that Cucos or Earth would remit payment in a lump sum of cash.

There can be no assurance that Earth will be able to complete its obligations under the February 15, 2002 agreement with AMRESCO.

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

CUCOS INC.
(Registrant)

Date: February 26, 2002	By: /s/ James W. Osborn
James W. Osborn, President and
Chief Executive Officer